Form 10QSB
period 1996-03-31
BROWN DISC PRODUCTS CO INC
filed 1996-05-15
CIK 855373

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    March 31, 1996.

                       Commission File No. 33-31068


                     BROWN DISC PRODUCTS COMPANY, INC.
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Colorado                                  84-1067075
- ----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

1120-B Elkton Drive, Colorado Springs, Colorado       80907-3568
- ----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(719) 593-1015

                             (Not applicable)
- ----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, without par value, outstanding as of May 14, 1996: 3,768,071 shares.

Transitional Small Business Disclosure Format (check one):
YES  [ ]       NO  [X]

================================================================

                     BROWN DISC PRODUCTS COMPANY, INC.
                                   INDEX

                                                           Page
                                                           Number

Part I   - FINANCIAL INFORMATION ..........................   3

Item 1.    Financial Statements:

           Balance Sheets at March 31, 1996
             and June 30, 1995 ............................   3

           Statements of Operations
             for the Three Months and Nine Months
             ended March 31, 1996 and 1995 ................   5

           Statements of Cash Flows for the
             Nine Months ended March 31, 1996
             and 1995 .....................................   6

          Statement of Changes in Stockholders' Equity
             for the Nine Months ended March 31, 1996 .....   7

           Notes to Unaudited Financial Statements
             at March 31, 1996 ............................   8

Item 2.    Management's Discussion and Analysis or
             Plan of Operation:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..  12

Part II  - Other Information ..............................  17

           Item 2.  Changes in Securities .................  17

           Item 5.  Other Information .....................  19

           Item 6.  Exhibits and Reports on Form 8-K ......  23

Signatures ................................................  24

                      PART I.  FINANCIAL INFORMATION

                     BROWN DISC PRODUCTS COMPANY, INC.
                              BALANCE SHEETS

                                         March 31,      June 30,
                                           1996           1995
                                      ------------   ------------

ASSETS:

Current Assets:
  Cash and cash equivalents ......... $     2,726    $     3,890
  Accounts receivable -- net of
    allowance for doubtful accounts
    of $7,904 at March 31, 1996 and
    $6,904 at June 30, 1995 .........     129,014        137,196
  Inventory .........................     174,041        197,498
  Other .............................         --          19,280
                                      -----------    -----------
Total Current Assets ................     305,781        357,864
                                      -----------    -----------

Property, Plant and Equipment:
  Property, plant & equipment,
    at cost .........................   1,558,081      1,554,758
  Less accumulated depreciation .....  (1,344,053)    (1,311,443)
                                      -----------    -----------
Property, Plant & Equipment, net ....     214,028        243,315
                                      -----------    -----------

Other Assets ........................       6,271          7,979
                                      -----------    -----------

Total Assets ........................ $   526,080    $   609,158
                                      ===========    ===========

              See accompanying notes to financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                        BALANCE SHEETS (continued)

                                         March 31,      June 30,
                                           1996           1995
                                      ------------   ------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable .................. $   262,426    $   409,843
  Accrued liabilities ...............     184,568         35,312
  Notes payable .....................     363,804        754,648
                                      -----------    -----------
Total Current Liabilities ...........     810,798      1,199,803
                                      -----------    -----------
Redeemable Preferred Stock:
  Series A Redeemable Preferred
  stock, no par value,
    63,000 shares authorized,
    12,613 shares outstanding at
    at March 31, 1996 and
    62,256 at June 30, 1995 .........     133,067        647,462
                                      -----------    -----------
Stockholders' Equity (Deficiency):
  Preferred stock, no par value,
    49,937,000 shares authorized:
     200,000 shares designated
      10% Series B Convertible
      Preferred stock,
      liquidation preference $5.00
      per share; 44,000 shares
      outstanding at March 31, 1996 .     218,820            --
  Common stock, at stated value,
    50,000,000 shares authorized,
     3,518,071 shares outstanding
     at December 31, 1995 and
     2,751,641 at June 30, 1995 .....     657,110         93,180
  Additional paid-in capital ........     652,826        550,392
  Accumulated deficit ...............  (1,946,541)    (1,881,679)
                                      -----------    -----------
Total Stockholders' Equity
  (Deficiency) ......................    (417,785)    (1,238,107)
                                      -----------    -----------
Total Liabilities and
  Stockholders' Equity .............. $   526,080    $   609,158
                                      ===========    ===========

              See accompanying notes to financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                         STATEMENTS OF OPERATIONS

                                    Three Months ended         Nine Months ended
                                         March 31,                  March 31,
                                 ------------------------   ----------------------
                                       1996         1995        1996         1995
                                 -----------  -----------   ----------   ----------

Net Sales ...................... $   291,438  $   411,129   $  924,833  $ 1,350,878

Cost of Sales ..................     211,251      278,415      727,795      937,255
                                 -----------  -----------   ----------   ----------

Gross Margin ...................      80,187      132,714      197,038      413,623
                                 -----------  -----------   ----------   ----------

Operating Costs and Expenses:
  General and administrative ...     142,360       78,315      327,370      246,925
  Selling ......................      33,569       39,003      107,441      157,409
                                 -----------  -----------   ----------   ----------
Total Operating Costs
  and Expenses .................     175,929      117,318      434,811      404,334
                                 -----------  -----------   ----------   ----------

Operating Income (Loss).........     (95,742)      15,396     (237,773)       9,289
                                 -----------  -----------   ----------   ----------

Other Income (Expense):
  Forgiveness of indebtedness ..         --           --       189,889          --
  Interest expense .............      (6,088)     (21,633)     (16,096)     (61,380)
  Other income (expense), net ..        (882)       1,567         (882)       1,146
                                 -----------  -----------   ----------   ----------
Total Other Income (Expense) ...      (6,970)     (20,066)     172,911      (60,234)
                                 -----------  -----------   ----------   ----------
Net Income (Loss)...............    (102,712)      (4,670)     (64,862)     (50,945)

Net Increase (Decrease) in
  Carrying Value of
  Redeemable Preferred Stock....        (630)                   17,966
                                 -----------  -----------   ----------   ----------
Net Income (Loss) Attributable
  to Common and Common
  Equivalent Shares ............ $  (103,342) $    (4,670)  $  (46,896)  $  (50,945)
                                 ===========  ===========   ==========   ==========
Net Loss Per Common and
  Common Equivalent Share ......     $ (0.03)     $ (0.00)     $ (0.02)     $ (0.02)
                                 ===========  ===========   ==========   ==========
Weighted Average Common and
  Common Equivalent Shares .....   3,565,873    2,751,641    2,767,459    2,751,641
                                 ===========  ===========   ==========   ==========

                See accompanying notes to financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                       Nine Months ended March 31,
                                      ---------------------------
                                            1996           1995
                                      ------------   ------------
OPERATING ACTIVITIES:
Net income (loss) ...................  $  (64,862)    $  (50,945)
Adjustments to reconcile net loss
  to net cash and cash equivalents
  provided by operating activities:
    Depreciation ....................      32,610         32,806
    Changes in operating assets
    and liabilities:
      Accounts receivable ...........       8,182         80,693
      Inventory .....................      23,457          2,887
      Other assets ..................      20,988         (2,592)
      Accounts payable ..............      48,538         23,139
      Accrued liabilities ...........     149,256        (37,972)
                                      -----------    -----------
Net Cash Provided By (Used In)
   Operating Activities .............     218,169         48,016
                                      -----------    -----------
INVESTING ACTIVITIES:
Purchases of equipment ..............      (3,323)       (10,038)
                                      -----------    -----------
Net Cash Provided By (Used In)
   Investing Activities .............      (3,323)       (10,038)
                                      -----------    -----------
FINANCING ACTIVITIES:
Cash payments for debt
  settlements and repayment
  of notes payables .................    (442,861)       (61,151)
Proceeds from issuance
  of notes payable ..................     197,920            --
Net gain on debt
  forgiveness transactions ..........    (189,889)           --
Issuance of Series B preferred
  stock .............................     218,820            --
                                      -----------    -----------
Net Cash Provided By (Used In)
   Financing Activities .............    (216,010)       (61,151)
                                      -----------    -----------
Net Increase (Decrease) in Cash .....      (1,164)       (23,173)
Cash, Beginning of Period ...........       3,890         23,083
                                      -----------    -----------
Cash, End of Period ................. $     2,726    $       (90)
                                      ===========    ===========
Supplemental disclosures
  of cash flow information:
    Cash paid during the period for:
      Interest ...................... $    18,759    $    62,914
      Income taxes .................. $       -0-    $       -0-
                                      ===========    ===========

NOTE: The Company issued common stock purchase warrants valued at $84,468 and issued common stock valued at $67,500 as non-cash settlements of indebtedness during the nine months ended March 31, 1996. In addition, 49,643 shares of Series A redeemable preferred stock were converted into 496,430 shares of common stock valued at $496,430 during the nine months ended March 31, 1996. No cash was exchanged in these transactions.

                See accompanying notes to financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996

                                       Series B                                    Total
                   Common Stock     Preferred stock    Additional               Stockholders'
             --------------------  -----------------     Paid-in   Accumulated     Equity
                Shares     Amount   Shares    Amount     Capital     Deficit    (Deficiency)
             ---------  ---------  ------- ---------  ----------  ------------  ------------
Balances
at June 30,
1995 ....... 2,751,641   $ 93,180      --        --   $  550,392  $(1,881,679)  $(1,238,107)

Common stock
issued for
debt
settlements.   270,000     67,500      --        --          --           --         67,500

Warrants
exercisable
at $.01
issued for
debt
settlements.       --         --       --        --       84,468          --         84,468

Common stock
issued upon
conversion of
redeemable
preferred
stock.......   496,430    496,430      --        --          --           --        496,430

Issuance of
Series B
preferred
stock, net
of offering
costs
(Note 1)....       --         --    44,000 $ 218,820         --           --        218,820

Net decrease
in carrying
value of
redeemable
preferred
stock.......       --         --       --        --       17,966          --         17,966

Net loss
for the
nine months
ended
March 31,
1996........       --         --       --        --          --       (64,862)      (64,862)
             ---------   --------  ------- ---------  ----------  -----------   -----------
Balances at
March 31,
1996........ 3,518,071   $657,110   44,000 $ 218,820  $  652,826  $(1,946,541)  $  (417,785)
             =========   ========  ======= =========  ==========  ===========   ===========

NOTE (1) An additional $30,000 in proceeds from the sale of 6,000 shares of Series B convertible preferred stock were refunded to an investor and subsequently accepted by the Company in May 1996.

                See accompanying notes to financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1.   BASIS OF PRESENTATION; UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited financial statements at March 31, 1996 have been prepared by Brown Disc Products Company, Inc. (the "Company") pursuant to the rules of the Securities and Exchange Commission ("Commission"). The information set forth in the financial statements as of March 31, 1996 and for the three months and nine months periods ended March 31, 1996 and 1995 are derived from financial statements which are not covered by the report of independent public accountants and may be subject to normal year-end audit adjustments. In the opinion of management, the unaudited data for these interim periods reflects all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements.

     In reviewing interim financial statements for the prior period of nine months ended March 31, 1995, readers should note that the Company subsequently recorded a nonrecurring inventory write-down of $121,000 at June 30, 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 for a summary of significant accounting policies utilized by the Company. It is suggested that the unaudited financial statements and notes thereto included in this Report be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

     The unaudited statements of operations for the interim periods included with this Report are not necessarily indicative of the results to be expected for the full year.

NOTE 2. GOING CONCERN QUALIFICATION; MANAGEMENT'S PLAN; TRANSACTIONS TO COMPROMISE DEBT OBLIGATIONS

     The accompanying financial statements have been prepared assuming a going-concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has sustained substantial and continuing operating losses since inception and has continued to incur losses from operations since emerging from Chapter 11 reorganization proceedings in May 1993. The Company's liabilities of $811,000 at March 31, 1996 exceeded its total assets of $526,000 at that date. It had a negative working capital at March 31, 1996 of $505,000 resulting from an excess of $811,000 in current liabilities compared to current assets of $306,000 at March 31, 1996. In addition, the Company is in default on approximately $287,000 of notes payable which are collateralized by certain assets of the Company. These factors, among others, may adversely affect the ability of the Company to continue as a going concern. The interim financial statements included with this Report do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

     Unsecured borrowings of $50,000 in September 1995 from a director of the Company and $20,000 in November 1995 from a director and officer were obtained to sustain operations. The Company elected a new chief executive officer and added its new chief executive officer and three other new members to its board of directors in September 1995.

     Since September 1995, the Company (i) completed an offering to raise $250,000 in additional capital through the issuance of a new series of Series B convertible preferred stock, of which approximately $219,000 in net proceeds were received prior to March 31, 1996 (see
Item 2 in Part II of this Report); (ii) negotiated the settlement and compromise of $442,000 in secured debt and $196,000 in unsecured debt (which included $250,000 in cash payments, the issuance of 270,000 shares of common stock and 361,950 common stock warrants and $190,000 in debt forgiveness); (iii) exchanged 496,430 shares of common stock for 49,643 shares of redeemable Series A convertible preferred stock by improving the terms of conversion for a limited exchange offer period (see Note 3 below); and (iv) negotiated a settlement of obligations to two former officers and directors who resigned as of February 12, 1996 (see Note 7 below). The Company is engaged in continuing negotiations to settle and compromise its remaining secured debt, to acquire an additional business and to obtain additional equity financing. There can be no assurances at present concerning the ultimate outcome or success of transactions in negotiation.

     As a result of the above transactions, the Company's debt obligations were reduced by a gross amount of approximately $638,000 during the nine months ended March 31, 1996 for a net debt reduction of approximately $391,000. The Company recorded $67,500 for the value of 270,000 restricted shares of common stock, or $0.25 per share, and $84,468 for the value of 351,950 Class C warrants, or $0.24 per warrant, as costs of issuing securities in compromise of trade debt obligations. For the nine months ended March 31, 1996, the Company recognized a net non-recurring gain of $190,000 for debt forgiveness relating to debt compromise transactions.

     Current management is also reassessing the Company's existing
products, services and business strategy.   In view of the Company's
limited resources and historical operating losses, this strategy anticipates the acquisition of additional assets or business operations in exchange for a controlling interest in the Company via the issuance of additional equity securities. Any such transaction is expected to involve substantial dilution to the equity interests of the Company's stockholders and may involve a further change in control of the Company.

NOTE 3 -- CONVERSION OF REDEEMABLE PREFERRED STOCK

     During the quarter ended December 31, 1995, holders of 49,643 shares of redeemable Series A preferred stock elected to accept the Company's offer of exchanging Series A preferred for common stock at an improved conversion ratio, and such Series A preferred shares were converted into 496,430 shares of the Company's common stock, thus leaving a balance of 12,613 Series A Preferred shares outstanding at March 31, 1996. The 496,430 shares of common stock issued upon conversion of Series A preferred were recorded at the $496,430 stated value of Series A preferred shares so retired, or $10 per share. The carrying value of Series A preferred was reduced by its $496,430 stated value plus a net amount of $18,596 (accounting for a difference between stated value of $10 per share and the mandatory redemption price of $11 per share in 1998) to reflect the retirement of 49,643 Series A preferred shares.

NOTE 4 --  INVENTORIES

     Inventories consist of the following at March 31, 1996 and June
30, 1995:

                                         March 31,       June 30,
                                            1996           1995
                                      ------------   ------------
   Raw materials ...................  $     93,608   $     83,668
   Work-in-process .................        34,342         17,869
   Finished goods ..................        46,091         95,961
                                      ------------   ------------
       Total Inventories ...........  $    174,041   $    197,498
                                      ============   ============

     All inventories are pledged as collateral for certain notes payable to financial institutions. See Note 4 of the Notes to Financial Statements included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1995. As discussed in Note 2 above, subsequent to June 30, 1995 the Company compromised and settled its debt obligations to a bank that were included as part of its collateralized note obligations at June 30, 1995, and is currently involved in negotiations with another financial institution holding approximately $287,000 of past-due collateralized note obligations.

NOTE 5.   EARNINGS PER SHARE

     Net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods presented. No effect has been given to conversion of preferred stock or exercise of common stock purchase warrants since the effect would be antidilutive.

NOTE 6. CHANGE IN CONTROL; ADDITIONAL BORROWINGS AND ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

     On September 7, 1995, the Company received an unsecured loan from a newly-elected director of $50,000 to provide for short-term working capital requirements. This loan bears interest at 10.04% per annum. Interest only is payable monthly until December 7, 1995, at which time principal and interest are payable in twelve equal monthly installments of $2,308.17 each from December 7, 1995 through November
7, 1996 with a balloon payment of $26,249 due in December 1996.   In
consideration of this loan, the Company issued Class B common stock purchase warrants covering 1,000,000 shares of the Company's Common Stock at an exercise price of $0.10 per share expiring on September 7, 2000.

     Concurrent with the above loan, and as conditions to this financing, the Company elected a new Chief Executive Officer. The Board of Directors was expanded from three to seven members, and its new Chief Executive Officer and three other individuals designated by him were elected directors of the Company. In consideration of the individuals' consent to be elected directors of the Company, and for their assistance in seeking additional capital for the Company and participating in negotiations to compromise and restructure the Company's secured debt obligations, on September 7, 1995 the Company issued Class A common stock purchase warrants to its new directors covering a total of 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share expiring on September 7, 2000.

     The Company's new Chief Executive Officer also received irrevocable two-year proxies from certain principal stockholders covering 1,449,410 shares of the Company's Common Stock, or 51.5% of the outstanding voting capital stock. Subsequent to September 1995, the proxies as to 85,000 of such shares have been released.

     In November 1995, R. Eugene Rider, then a director and President of the Company, advanced $20,000 as a short-term loan to the Company.

NOTE 7:   SETTLEMENT AND SEVERANCE PAY AGREEMENT WITH FORMER OFFICERS

     The Company was a party to an employment agreement with R. Eugene Rider, its former President, for a term expiring on June 30, 1999.
The Company has negotiated a settlement of all claims of Mr. Rider and his spouse, Eva Forsberg-Rider, the Company's former Secretary-Treasurer. The settlement agreement provides, among other provisions, for the issuance of 250,000 shares of the Company's Common Stock to a trust for the benefit of Mr. Rider, payment of $60,000 at the rate of $1,000 per month, 5% of any proceeds realized by the Company from any future equity financing, recapitalization, sale of equipment, merger or acquisition transaction up to a maximum payment to Mr. Rider of $200,000, and payment in installments of $6,400 in wages and $20,000 for repayment of an unsecured note obligation. Under the settlement agreement, Mr. Rider and Mrs. Rider resigned as officers and directors of the Company effective as of February 12, 1996 pursuant to their retirement. The expense of the settlement has been accrued as of March 31, 1996 in the accompanying financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

INTRODUCTION

     The Company commenced operations in September 1987 and, in the opinion of its management, has been undercapitalized since inception notwithstanding an initial public offering in 1989 that generated $408,000 in net proceeds to the Company. To date, the Company has not operated on a profitable basis and it was required to reorganize under the protection of Chapter 11 of the U.S. Bankruptcy Act in 1992 and 1993 to restructure and extend payment terms of its secured and unsecured debt obligations.

     The Company has incurred net losses from operations since inception and its current sales trend is unfavorable. Revenues for the nine months ended March 31, 1996 of $925,000 reflect a continuing sales decline compared to $1,351,000 in net sales for the comparable prior year's nine months ended March 31, 1995. As a result of declining revenues, losses from operations for the most recent nine months ended March 31, 1996 were $47,000 after a non-recurring $190,000 gain on debt forgiveness compared to losses from operations of $51,000 for the nine months ended March 31, 1995 in which no unusual gains were realized. For the most recent full fiscal year ended June 30, 1995, the Company incurred a net loss of $372,000 on revenues of $1,669,000 compared to a net loss of $124,000 on revenues of $2,693,000 for the prior fiscal year ended June 30, 1994.

     At March 31, 1996, the Company had total liabilities of approximately $811,000 (after giving effect to debt settlements which contributed to a $391,000 net reduction in debt for the nine months then ended), redeemable Series A preferred stock of $133,000 requiring mandatory redemption from future net income (after giving effect to the conversion of $515,000 in redeemable preferred stock into common stock), an accumulated deficit from operations since inception in 1987 of $1,947,000, and a deficiency in total stockholders' equity of $418,000.

     The Company had minimal cash resources and a deficiency in working capital of $505,000 at March 31, 1996. Current liabilities at March 31, 1996 include approximately $287,000 of long-term debt due a secured lender that has been in default since approximately June 1995. As discussed in Note 2 of the Notes to Financial Statements elsewhere herein, the Company successfully settled and compromised certain other past-due secured debt and trade obligations in the current fiscal year and is currently negotiating with holders of its remaining secured debt and certain other trade obligations in an effort to obtain further debt settlements and compromises.

     Increases in revenues are required for the Company to absorb existing overhead levels. In view of historical losses from operations, continuing unfavorable sales trends, negative working capital and the necessity of applying certain cash flows for debt service obligations, the Company has not been able to invest significantly in sales and marketing programs, and accordingly has generally limited these activities to telemarketing and selected trade shows.

     THE REPORT OF STOCKMAN KAST RYAN AND SCRUGGS, PC ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED JUNE 30, 1995 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE
ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.   MANAGEMENT'S
PLAN TO ADDRESS THESE MATTERS IS DISCUSSED IN NOTE 2 OF THE NOTES TO FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

     Results of operations in the future will be influenced by a variety of factors, some of which cannot be accurately predicted at the present time. These include, among others, the ability of the Company to successfully negotiate the acquisition of another business enterprise, the results of continuing negotiations to obtain additional compromises of outstanding debt obligations, the Company's ability to raise additional equity capital, development and implementation of new sales and marketing programs, demand for software products of customers serviced by the Company, competitive conditions and the ability of the Company to control costs. There can be no assurance the Company will achieve revenue growth or profitability on a quarterly or annual basis.

     The Company's core business originally involved the manufacture and sale of software media storage discs. Notwithstanding continuing growth in demand for software media storage, this is a mature industry with limited capital entry requirements in which the Company and its competitors hold no significant proprietary rights, and therefore is characterized by intense competition and narrow gross profit margins. Former management's strategic plan for growth was focused on the magnetic media industry and complementary markets, specifically software duplication and allied printing and customization services. In view of declining sales trends and gross margin deterioration, current management is focusing its efforts primarily on the acquisition of another business enterprise in the computer software and service industry and does not intend to expand the Company's activities in software duplication and allied services.

     Negotiations for an acquisition are pending, but there can be no assurance that such transaction or any other acquisition will be successfully completed. In view of the Company's current financial condition, an acquisition transaction is expected to involve the issuance of additional equity securities that may be significantly dilutive to the interests of current stockholders and a further change
in control of the Company.   Management intends to monitor the
progress of the Company's business and reserves the right to redeploy its assets if satisfactory progress is not achieved.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS
     ENDED MARCH 31, 1995

     REVENUES:   Revenues for the nine months ended March 31, 1996
were $925,000, a decline of $426,000, or approximately 31.5%, from $1,351,000 in revenues for the comparable nine month period ended
March 31, 1995.   The decline in sales was attributable to changes in
the Company's customer base, the complete elimination of bulk diskette sales and a severe downturn in orders for software duplication and packaging. Revenues for the quarter ended March 31, 1995 of $291,000 represented a $23,000 decrease compared to $314,000 in revenues for the immediately preceding quarter ended December 31, 1995 and a decline of $120,000, or 29.2%, from net sales of $411,000 in the comparable quarter ended March 31, 1995 of the prior year. Since the software duplication business has become extremely competitive in recent years, former management was endeavoring to focus on added value services and products where higher gross margins were expected to be available. This program has been largely unsuccessful, and current management is seeking to retain as much of the Company's customer base as possible while seeking the acquisition of another business enterprise in the computer software and service industry.

     COST OF SALES: Cost of sales for the nine months ended March 31, 1996 were $728,000, or 78.7% of net sales, resulting in a gross profit of $197,000, or 21.3% of net sales, compared to a gross profit of $414,000, or 30.6%, in the nine months ended March 31, 1995. Gross profit margins in the most recent quarter ended March 31, 1996 were 27.5% (i.e., a gross profit of $80,000 on net sales of $291,000). Due to the decline in net sales, the Company has been unable to absorb fixed expenses or to achieve a level of improved operating efficiencies. In view of its high level of fixed overhead costs relative to sales volumes, improvement in gross margins will be substantially dependent upon revenue increases, as to which there are no assurances.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:   Selling, general
and administrative expenses during the nine months ended March 31, 1996 were $435,000, of which approximately $108,000 were selling and marketing expenses and $327,000 were general and administrative costs. These levels were reduced from the comparable prior year period of nine months ended March 31, 1995, when selling, general and administrative expenses were $404,000 consisting of $157,000 in selling and marketing expenses and $247,000 of general and
administrative costs.   As a result of limited capital, the Company's
sales and marketing in the last two years have been generally limited to telemarketing, direct contact of customers and prospects by internal sales staff and participation in selected trade shows. General and administrative expenses increased by $80,000 in the nine months ended March 31, 1996 compared to the comparable period of the prior year primarily as a result of operating expenses incurred in raising additional capital and negotiating debt settlements.

     INTEREST EXPENSE: Interest expense in the nine months ended March 31, 1996 was $16,000, compared to $61,000 for the nine months ended March 31, 1995. The reduction in interest expense is due to debt settlements resulting in reduced debt service obligations.

     OTHER INCOME: During the nine months ended March 31, 1996, the Company recognized a net non-recurring gain of $190,000 for debt forgiveness relating to debt compromise transactions. During this period, the Company's net debt obligations were reduced by approximately $390,000 principally as a result of debt compromises discussed elsewhere in this Report. The Company is involved in continuing negotiations with the holder of approximately $287,000 in secured debt that has been in default since approximately June 1995 and with certain other creditors.

     OPERATING RESULTS: Net losses for the nine months ended March 31, 1996 was $47,000, after a gain for non-recurring debt forgiveness of $190,000 which partially offset operating losses of $238,000 and interest expense of $16,000. Before giving effect to debt forgiveness, net loss for the nine months ended March 31, 1996 would have been $237,000 compared to a net loss for the comparable nine months ended March 31, 1995 of $51,000.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1996, the Company had minimal cash resources, current assets of $306,000 and current liabilities of $811,000 resulting in a negative working capital of $505,000 compared to a negative working capital of $842,000 at the prior fiscal year-end on June 30, 1995. The reduction in the amount of the Company's negative working capital position from June 30, 1995 to March 31, 1996 is primarily due to net debt forgiveness of $190,000 recorded during the quarter ended December 31, 1995, as discussed elsewhere in this Report. Certain trade payable reductions were financed in part by the issuance of 270,000 shares of common stock, 351,950 Class C common stock purchase warrants exercisable at $0.01 per share and 10,000 Class A common stock purchase warrants exercisable at $0.25 per share. The Company recorded $67,500 for the value of 270,000 restricted shares of common stock, or $0.25 per share, and $84,468 for the value of 391,950 Class C warrants, or $0.24 per warrant, as costs of issuing securities in compromise of trade debt obligations.

     During the nine months ended March 31, 1996, the Company received $219,000 in net proceeds from the sale of a new issue of 10% Series B convertible preferred stock and applied these and other cash resources aggregating $250,000 to reduce its short-term debt under debt compromise agreements. The Company is involved in continuing negotiations with the holder of approximately $287,000 in secured debt that is in default and with other trade creditors to seek additional debt settlements and compromises which may involve the issuance of additional equity securities.

     The Company's management anticipates that the Company will incur losses from operations for the foreseeable future due to its unfavorable sales trend, low gross margins and the current level of fixed expenses for facilities, manufacturing overhead, selling, general and administrative expenses and interest costs. Losses from operations are expected to continue until such time as sales increase to a level necessary to absorb fixed costs, as to which there is no assurance. Revenue increases will be dependent upon a variety of factors, such as expanded sales and marketing programs and/or the acquisition of another business to expand the Company's products and services. There can be no assurance that adequate financing will be obtained to support planned expansion.

     During the nine months ended March 31, 1996, capital asset additions were $3,000. The Company has no current material obligations or commitments for additional capital expenditures during the current fiscal year and will be unable to finance material capital asset additions unless additional equity capital is obtained. During the past five years, the Company has been operating with used software duplication and printing equipment. As this equipment has aged, productivity has declined, the cost of maintenance has increased and expenses to maintain product quality have increased. If sufficient capital is obtained, the Company may incur capital asset additions to increase production rates and expand capacity.

     The Company had approximately $2,000,000 of net operating loss carryforwards available as of June 30, 1995 to offset future taxable income for federal income tax purposes. Federal operating loss carryforwards expire during the years from 2005 to 2020. In the event the Company successfully obtains additional equity capital, the federal net operating loss carryforward may be subject to certain limitations if there are greater than 50% changes in equity ownership of the Company.

                       BROWN DISC PRODUCTS COMPANY, INC.
                          PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

SALE OF SERIES B CONVERTIBLE PREFERRED STOCK

     The Company completed a private placement offering of 50,000 shares of a new series of Series B convertible preferred stock ("Series B Preferred"), of which net proceeds of approximately $219,000 for 44,000 shares were received before March 31, 1996. An additional $30,000 in proceeds from the sale of 6,000 shares of Series B convertible preferred stock were refunded to an investor and subsequently accepted by the Company in May 1996. Series B Preferred shares are entitled to a 10% annual dividend payable in cash or in Common Stock and are convertible into Common Stock at $0.50 per share.

CONVERSION OF SERIES A REDEEMABLE PREFERRED SHARES INTO COMMON STOCK

     At June 30, 1995, the Company had 62,256 shares of Series A Redeemable Preferred Stock ("Series A Preferred") outstanding as a result of its 1993 reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. All of these Series A Preferred shares were issued as of May 5, 1993 in exchange for unsecured debt of the Company at a rate of one share of Series A Preferred for $10 of allowed pre-petition unsecured creditor claims. The Company has a mandatory obligation in each of the fiscal years through 1994 through June 30, 1998 to redeem shares of its Redeemable Series A Preferred Stock ("Series A Preferred") from 50% of the Company's net income after taxes and debt service at a redemption price of $11.00 per share and without any interest or dividends. Since the Company incurred net losses from operations in the fiscal years ended June 30, 1994 and 1995, no mandatory redemption payments on Series A Preferred have been paid. The liquidation preference for Series A Preferred shares is $11.00 per share.

     Terms of the Series A Preferred not redeemed from net income of the Company provide that Series A Preferred shares may be converted after June 30, 1998 into Common Stock at a conversion ratio of five
(5) shares of Common Stock for each share of Series A Preferred if less than 31,128 Series A Preferred shares are then outstanding. Conversion rights after June 30, 1998 are subject to the condition that all (but not less than all) of the Series A Preferred then outstanding elect to convert into Common Stock. The Company, at its option, may waive the condition that all holders elect to convert into Common Stock if any of them desire to do so after June 30, 1998, but the Company is not required to waive that condition.

     As part of management's strategic plan to recapitalize the Company, during the quarter ended December 31, 1995, the Company offered to exchange ten (10) shares of Common Stock for each outstanding share of Series A Preferred. The primary purpose of the exchange offer was to recapitalize the Company's balance sheet by substituting Common Stock for redeemable Series A Preferred shares and to relieve the Company of constraints upon its cash redemption obligations should the Company becomes profitable in the future. The holders of 49,643 shares of Series A Preferred elected to accept the Company's exchange offer and such shares were converted into 496,430 shares of the Company's common stock, thus leaving a balance of 12,613 Series A Preferred shares outstanding at March 31, 1996.

ISSUANCE OF COMMON STOCK AND WARRANTS FOR DEBT SETTLEMENTS

     During the quarter ended December 31, 1995, the Company issued 270,000 shares of common stock as part of the consideration for
settling a past due trade obligation.   Reference is made to the
discussion under Item 5 below concerning common stock purchase warrants issued during the nine months ended March 31, 1996. See also Note 2 of the Notes to Financial Statements included elsewhere herein.

COMMON STOCK PURCHASE WARRANTS

     As of March 31, 1996, the Company has reserved for issuance up to 4,361,950 shares of Common Stock for issuance upon exercise of outstanding warrants issued from September to December 1995.

     Class A Common Stock purchase warrants to purchase up to an aggregate of 3,010,000 shares of common stock include 3,000,000 Class A warrants issued on September 7, 1995 to newly elected directors of the Company and 10,000 Class A warrants issued in connection with settling certain trade debts. Class A warrants are exercisable at $0.25 per share until expiration on September 7, 2000, and are not subject to redemption by the Company.

     Class B Common Stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock were issued on September 7, 1995 in consideration of a $50,000 unsecured loan to the Company by a newly-elected director. Class B warrants are exercisable at $0.10 per share until expiration on September 7, 2000, and are not subject to redemption by the Company.

     Class C Common Stock purchase warrants to purchase up to an aggregate of 351,950 shares of common stock were issued in December 1995 in connection with settling certain unsecured trade debts. Class C warrants are exercisable at $0.01 per share until the Class B warrants expire at various dates from December 15, 2000 to January 15, 2001, and are not subject to redemption by the Company.

     The holders of the warrants do not have any of the rights or privileges of stockholders of the Company, including voting rights and rights to receive dividends, prior to exercise of the warrants. The exercise price of the warrants and the number of warrants are subject to anti-dilution adjustment to protect against stock dividends, stock splits, mergers, acquisitions, recapitalizations or similar events.

     Investors in the Company should note that for the term of the warrants, the holder or holders thereof are given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock subject to the warrants with a resulting dilution in the interests of other stockholders. At any time when the holders of the warrants might be expected to exercise the same, the Company would in all likelihood be able to obtain additional equity capital on terms more favorable than those provided in the warrants.

ITEM 5.   OTHER INFORMATION.

SETTLEMENT WITH FORMER OFFICERS AND DIRECTORS; CHANGES IN EXECUTIVE OFFICERS AND DIRECTORS

     The Company was a party to an employment agreement with R. Eugene Rider, its former President, for a term expiring on June 30, 1999. Under a Settlement Agreement and General Release dated as of April 24, 1996 ("Settlement Agreement"), the Company has negotiated a settlement of all employment and other claims of Mr. Rider and his spouse, Eva-Forsberg-Rider, the Company's former Secretary-Treasurer.

     The Settlement Agreement provides, among other things, for the issuance of 250,000 shares of the Company's Common Stock to a trust for the benefit of Mr. and Mrs. Rider, payment of $60,000 at the rate of $1,000 per month (the unpaid portion of which may be paid in Common Stock at the Company's option in the event of a subsequent merger of the Company with another entity), 5% of any proceeds realized by the Company from any future equity financing, recapitalization, sale of equipment, merger or acquisition transaction up to a maximum payment to Mr. Rider of $200,000, and payment in installments of $6,400 in wages and $20,000 for repayment of an unsecured note obligation.
Under the Settlement Agreement, Mr. Rider and Mrs. Rider resigned as officers and directors of the Company effective as of February 12, 1996 pursuant to their retirement. The expense of the Settlement Agreement has been accrued as of March 31, 1996 in the Company's financial statements.

     Effective February 13, 1996, Ronald H. Cole was appointed to assume the duties of President and to act as the Company's Chief Financial Officer in addition to his existing position and duties as
the Company's Chairman and Chief Executive Officer.   Daryl M.
Silversparre, a director, was elected corporate Secretary.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995
(the "Act").   The Act became law in late December 1995 and, except
for the Congressional Conference Report, no official interpretation of the Act's provisions have been published. Many of the following factors have been discussed in other sections of this Report and in previous filings of the Company with the Securities and Exchange Commission ("SEC"). The Company sets forth the following important risk factors that could cause the Company's actual results to differ materially from results projected in forward looking statements made by, or on behalf of, the Company, if any:

     An investment in the securities of the Company is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot afford the loss of his or her investment.
Investors should carefully consider the following risk factors associated with an investment in the Company's securities.

     ACCUMULATED DEFICIT, LIMITED WORKING CAPITAL, DEFICIT NET WORTH AND OPERATING LOSSES; AUDITOR'S QUALIFICATION. The Company commenced operations in September 1987, has been undercapitalized since inception, has not operated on a profitable basis and was required to seek the protection of Chapter 11 of the U.S. Bankruptcy Act in 1992 to restructure and extend payment terms of its secured and unsecured debt obligations. At March 31, 1996, the Company had an accumulated deficit from operations since inception in 1987 of $1,947,000 and a $418,000 deficit in its common stockholders' equity. Total liabilities at March 31, 1996 were $811,000, and there were also outstanding redeemable Series A preferred stock of $133,000 which requires mandatory redemption from future net income. The Company had minimal cash resources and a deficiency in working capital of $505,000 at March 31, 1996. Current liabilities at March 31, 1996 include $287,000 of long-term debt due a secured lender that has been in default since approximately June 1995. The Company is negotiating with holders of its secured debt in an effort to obtain compromises and a settlement of these obligations, but such efforts are expected to require additional equity financing as to which there can be no assurances.

     Although increases in revenues are required for the Company to absorb existing overhead, in view of historical losses from operations, negative working capital and debt service obligations, the Company has not been able to invest significantly in sales and marketing and accordingly has generally limited these activities to telemarketing and selected trade shows. Revenues and gross profit margins in recent periods have been declining. THE REPORT OF STOCKMAN KAST RYAN & SCRUGGS ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED JUNE 30, 1995 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.

     Results of operations in the future will be influenced by numerous factors, including the ability of the Company to successfully negotiate compromises and settlement of its secured debt obligations, its ability to raise additional equity capital and to negotiate the acquisition of another business enterprise, development and implementation of sales and marketing programs, competition, and the ability of the Company to control costs. There can be no assurance that revenue growth or profitability on a quarterly or annual basis will be attained.

     An investment in the Company's securities should therefore be considered as a venture capital investment and subject to substantially all of the risks typical for a small business enterprise without a profitable history of operations. Prospective investors should consider the frequency with which small businesses of this type encounter unforeseen expenses, difficulties, complications and delays, and such other factors as intense competition in the industry in which the Company operates.

     REQUIREMENT FOR ADDITIONAL FINANCING: The Company's ability to negotiate debt compromises, to negotiate the acquisition of another business and its future prospects will be dependent, among other things, upon the Company's ability to obtain additional equity financing and, ultimately, upon its ability to generate sufficient revenues and cash flow to sustain operations on a consistent basis. Even if such transactions are successful and the Company generates revenue increases, it may require additional working capital to support increases in manufacturing capacity and to carry additional investment required to finance receivables and inventory increases. No assurance can be given that additional financing will be forthcoming or, if available, would be sufficient to satisfy the Company's future operating requirements.

     DEPENDENCE ON PRESIDENT:   Ronald H. Cole, the Company's Chief
Executive Officer, is primarily responsible for management of day-to-day operations, negotiating compromise arrangements with secured creditors, raising additional capital and negotiating the acquisition by the Company of another business enterprise. The loss of services of Mr. Cole might significantly adversely impact the Company and its future prospects.

     CONFLICTS OF INTEREST: The Company in the past has engaged in a number of material transactions with its directors and executive officers and/or their affiliates, and may engage in such transactions in the future. All such transactions have been in the past, and will be in the future, approved by a majority of the Company's disinterested directors or by all of the directors.

     UNDETERMINED EFFECT OF BLANK CHECK PREFERRED STOCK AND DILUTION FROM ADDITIONAL ISSUANCES OF CAPITAL STOCK; RISKS OF DILUTION AND CHANGE IN CONTROL: The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of "blank check preferred stock" with such rights, preferences, privileges and limitations as may be determined from time to time by the Board of Directors of the Company and up to 50,000,000 shares of Common Stock. Accordingly, the Board of Directors has the power without prior stockholder approval to issue additional series of preferred stock with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and any other characteristics as the Board may deem necessary. Such additional issuances of blank check preferred stock could adversely affect the holders of the Company's outstanding shares of capital stock. In addition, the blank check preferred stock and the large amount of authorized and unissued Common Stock could discourage, delay or prevent a takeover of the Company. Negotiations for the acquisition by the Company of another business are pending, but there can be no assurance that such transaction or any other acquisition will be successfully completed. In view of the Company's current financial condition, acquisition transactions are expected to involve the issuance of additional equity securities that would be significantly dilutive to the interests of current stockholders and result in a change in control of the Company.

     DEPENDENCE ON ADDITIONAL REVENUES: The Company's core business involves the duplication of software produced by third parties on media discs and services for printing and decoration of software media storage discs. Notwithstanding continuing growth in demand for software media products, the Company's core business is in a mature industry with limited capital entry requirements in which the Company and its competitors hold no significant patent rights, and the industry therefore is characterized by intense competition and narrow gross profit margins. Although improved cash flow will be dependent on increasing sales, there can be no assurance that sales levels for software duplication and related services will increase.

     COMPETITION: The business in which the Company is engaged is characterized by intense competition, especially as to price. The Company competes with much larger, well-established companies that have greater financial, technical, manufacturing, marketing and research and development resources as well as a wide variety of companies comparable in size to the Company.

     NO SIGNIFICANT PROPRIETARY RIGHTS:   The Company does not hold
any patents or significant proprietary rights as to any of its products. Accordingly, the Company relies upon trade secrets to protect limited proprietary information and customer data. There can be no assurance that trade secrecy obligations will be honored or that others have or will not independently develop similar or superior information.

     POSSIBLE VOLATILITY OF MARKET PRICE FOR COMMON STOCK: The Company's Common Stock is publicly traded in the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the
trading symbol "BDPC".   There has been significant volatility in the
market price of securities relating to the computer software industry generally and for the Company's Common Stock specifically. Announcements by the Company or third parties concerning new developments or other material events may have a significant impact on the market price of the Company's Common Stock.

     DILUTIVE EFFECT ON COMMON STOCK OF OUTSTANDING WARRANTS AND SECURITIES TO BE ISSUED: The Company has reserved shares of its Common Stock for issuance upon exercise of outstanding warrants. In addition, it is anticipated that the Company may issue additional Common Stock, warrants or other securities convertible or exercisable into Common Stock in connection with debt restructuring, a program to seek the acquisition of another business in the computer software and service industry and/or for future equity financings. Exercise of warrants and future issuances of equity securities could involve significant dilution to holders of Common Stock. Holders of convertible securities, warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the convertible securities, options and warrants. In addition, such securities may become available for public sale under the provisions of Rule 144 of the Securities Act of 1933 or if the Company elects to register its securities under the Securities Act. As such, there may be a significant market overhang with respect to the Company's Common Stock in the public market from time to time in the future, and the existence thereof may have a depressive effect upon the market price for the Company's Common Stock and securities convertible into Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS:

Exhibit
  No.     Description
- ------    ------------

10.13 Settlement Agreement and General Release dated as of April 24, 1996 among the Registrant, Ronald H. Cole, R. Eugene Rider and Eva Forsberg-Rider.

27        Financial Data Schedule at March 31, 1996.


(b)       REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996

                      BROWN DISC PRODUCTS COMPANY, INC.
                        (Registrant)

                      By: /s/ RONALD H. COLE
                          -----------------------------
                          Ronald H. Cole, Chairman of the Board,
                             Chief Executive Officer,
                             Chief Financial Officer
                             and Chief Accounting Officer