Form 10KSB
period 1996-06-30
BROWN DISC PRODUCTS CO INC
filed 1996-12-11
CIK 855373

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the Fiscal Year ended JUNE 30, 1996.
                        -----------------------------------------

[ ]   Transition Report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the transition period from    to    .

                       Commission File No. 33-31068
                       ----------------------------


                     BROWN DISC PRODUCTS COMPANY, INC.
               ---------------------------------------------
              (Name of small business issuer in its charter)

          COLORADO                                           84-1067075
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1120-B Elkton Drive, Colorado Springs, Colorado                 80907-3568
------------------------------------------------------         ------------
         (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:      (719) 593-1015

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such re-ports), and (2) has been subject to such filing requirements for the past 90
days.     YES  [X]     NO  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.      YES  [X]     NO  [ ]

State issuer's revenues for its most recent fiscal year: $1,256,641 for the Fiscal Year ended June 30, 1996.

The aggregate market value of 4,365,937 shares of registrant's voting common stock held by non-affiliates of the Registrant was $3,536,409 as of November 19, 1996, based upon the closing sale price of $0.81 per share for the Common Stock in the over-the-counter market on such date.

Number of shares of common stock outstanding as of November 20, 1996:
       5,729,837 shares of common stock.

Documents Incorporated By Reference:  None.
============================================================================

                      BROWN DISC PRODUCTS COMPANY, INC.
                         FORM 10-KSB ANNUAL REPORT
                             Table of Contents

Item No.                                                                  Page
-------                                                                  -----

PART I:

1.    Description of Business .........................................     1
2.    Description of Property .........................................     4
3.    Legal Proceedings ...............................................     4
4.    Submission of Matters to a Vote of Security Holders .............     4

PART II:

5.    Market for Common Equity and Related Stockholder Matters ........     5
6.    Management's Discussion and Analysis or Plan of Operation .......     6
7.    Financial Statements ............................................    11
8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    25

PART III:

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    25
10.   Executive Compensation ..........................................    26
11.   Security Ownership of Certain Beneficial Owners and Management ..    30
12.   Certain Relationships and Related Transactions ..................    31
13.   Exhibits and Reports on Form 8-K ................................    37

SIGNATURE PAGE ........................................................    41




             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain information in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: the sufficiency of financial resources available to the Company to sustain its operations, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                                  PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      Brown Disc Products Company, Inc. (the "Company" or "Brown Disc") is primarily engaged in providing software duplication and packaging services to software companies and in the sale and distribution of portable 3.5" and 5.25" diskettes, magnetic tape, CD-ROM and CD-R electronic media storage devices. The Company also provides custom labelling and specialized packaging for certain accounts and manufactures a limited amount of 5.25" computer diskettes. The Company's portable electronic media devices are used to record and store digital information for use in applications such as personal computers, word processors, minicomputers, data terminals, telecommunications equipment and portable data collection equipment. The Company offers its products and services to customers throughout the United States, Canada and Europe.

      Due to declining sales and continuing losses from operations, the Company's management is pursuing a business strategy of seeking the acquisition of additional assets or business operations in a related computer services industry. A transaction of this nature may involve the issuance of additional equity securities which may be dilutive to the interests of existing stockholders.

      The Company was incorporated in Colorado on September 22, 1987. Its offices and production facilities are located at 1120-B Elkton Drive, Colorado Springs, Colorado 80907, telephone number (719) 593-1015.

PRODUCTS AND SERVICES

      PORTABLE MEDIA STORAGE DEVICES:   Since its inception in 1987, Brown
Disc has marketed media storage products for computers, primarily 5.25" and 3.5" diskettes. In late 1995, the Company increased its product line to include magnetic tape, CD-ROM (read-only memory compact discs) and CD-R (recordable compact discs) storage devices, thereby enhancing the Company's
position as a full service supplier.   The Company can also add the customer's
logo to the disk or tape through wet ink pad print procedures, producing a customized diskette or tape cartridge.

      The Company currently manufactures a small number of 5.25" diskettes that are specialty products required by several of the Company's customers. Due to reduced sales volumes, at present the Company's remaining requirements for all size diskettes and other media storage devices are purchased from outside sources to reduce overhead expense.

      The Company is seeking to expand its customer base by offering private label products and specialty products, and to expand its product line to include the LS120 MB diskette developed by Ortechnology, Compaq and 3M. The LS120 diskette is a 120 megabyte 3.5" diskette, currently manufactured only by 3M and Maxell, used in a new form of 3.5" disk drive. Although conventional 3.5" disk drives will not read the new LS120 diskettes, new 3.5" disk drives developed for the LS120 diskettes will also be capable of reading existing 3.5" 1.44 MB diskettes. Compaq Computer is reportedly increasing the number of its models incorporating the new 3.5" disk drive developed for the LS120 diskette, and Brown Disc's management believes the LS120 diskette will become a standard within the next five years as an alternative to 3.5" 1.44 MB discs. The Company is seeking to negotiate license rights to produce the LS120 floppy diskette to expand the Company's product line for media storage devices.
There can be no assurance that the Company will be successful in its efforts to obtain licensing rights.

      SOFTWARE DUPLICATION AND PACKAGING SERVICES:   The Company duplicates
software media on media storage devices for various software developers, and offers packaging and software distribution services for these products. Brown

Disc offers a complete turn-key solution to software developer customers by offering packaging services and distribution of the software in addition to software duplication. The Company's largest software duplication customers are Concept Development Corp., Fisher-Rosemount Systems and MCI Telecommunications. The Company generally performs internally duplication on 5.25" and 3.5" diskettes, magnetic tape and one-off CD-Rs, and supplies all packaging and requirements. Replication of CD-ROMs is outsourced to a contractor, although the Company is currently evaluating the possibility of acquiring CD-ROM duplication equipment.

      Brown Disc is one of only a few software duplicators that also manufactures diskettes. The Company therefore applies the same level of environmental and quality controls to the software duplication process as it applies to the manufacture of media diskettes. This ensures that the customer receives the highest quality available of media and software production.

      PRIVATE LABEL:   The Company offers a broad spectrum of specialized
packaging and product mixes for several large companies and is capable of offering custom combinations at competitive prices for relatively small volumes. The Company's three largest private label customers are Honeywell, Siemens and Hewlett-Packard. The Company offers a service to its private label customers that is generally unavailable through its competitors. The first shipment of a private label customer's logo on the shutter of a 3.5" diskette can be made five working days after the customer has given final approval of artwork and packaging, and only a minimum order of 10,000 pieces over a twelve month period is required.

      NEW PROGRAM TO DISTRIBUTE SOFTWARE VIA THE INTERNET:   In order to
expand its sources of revenues, the Company plans to introduce its electronic software distribution Internet site on the World Wide Web by approximately the end of calendar 1996. Brown Disc's Channelsoft(TM) software distribution Web site, URL address http:/www.channelsoft.com, will distribute various software products through the Internet by offering downloads to the requesting customer's computer. The Company will receive a fee for each specific
download.   The Web site will also include a catalogue enabling customers to order the same products in a hard copy disk format.

MARKETING AND DISTRIBUTION

      The Company markets and distributes its products throughout the United States, Canada and Europe. Due to limited capital resources, sales and marketing activities are limited to telemarketing, direct mail, participation in selective trade shows, direct contact with potential private label customers, OEMs and large software developers. During the fiscal year ended June 30, 1996, there were three customers that accounted for more than 5% of sales volume and no single customer exceeded 10% of annual sales for that fiscal year.

      At present, Brown Disc employs a direct sales force of three employees. These individuals manage and achieve results through a combination of telemarketing, direct mail, on-site visits, trade show participation and custom solutions. Subject to the availability of capital, the Company plans to increase this direct sales force to expand market penetration.

      Management believes that the Company's location in Colorado Springs, Colorado gives it convenient and centrally located access to distribution and transportation systems for obtaining supplies from vendors and for marketing and shipment to its customers.

QUALITY ASSURANCE

      The Company applies rigid standards for incoming and finished inspections, which are combined with the use of high quality test equipment to ensure a virtually defect-free final product. The Company's "Double Confidence Warranty", a two-for-one replacement guarantee, is believed to be unique in the industry.

      The Company trains its personnel in all aspects of quality control as it relates to the specific job function. The Company also cross-trains many of its employees to guarantee the availability of qualified individuals to meet any unique production schedules. During peak periods, the Company supplements its standard workforce with temporary employees.

PRODUCTION CAPACITY

        The nature of the Brown Disc customer base requires finished products to be available in relatively short lead times. Brown Disc's software duplication capabilities are currently a maximum of 7,200 units per eight hour shift. The Company's equipment was used equipment when originally acquired by the Company and requires a high level of maintenance.

RESEARCH AND DEVELOPMENT

      Brown Disc engaged in research activities during the last fiscal year relating to the development of an electronic software distribution model for distribution of software through the Internet. The amount of funds invested in this project was approximately $43,250 for the fiscal year ended June 30, 1996. The Company plans to introduce its electronic software distribution Internet site by approximately the end of calendar 1996.

      No funds were invested in research and development activities during the prior fiscal years ended June 30, 1995 and 1994.

COMPETITION

      There are numerous companies involved in the software duplication industry, many of which have financial resources, staffs, facilities and marketing abilities that are substantially greater than those of the Company. The largest of these competitors are R.R. Donnelley & Company, IBM, KAO and Logistix. Another competitive factor is that certain large software companies elect to duplicate software internally and therefore do not use the services of independent companies such as the Company.

      In some cases, the Company is able to attract customers from large competitors due to the Company's flexibility in scheduling and customizing. The Company thus considers its primary competitors are businesses of similar size to the Company who can offer flexibility to potential customers. The principal competitive factors affecting the Company's products and services are price, delivery time and quality of performance.

PROPRIETARY RIGHTS

      The Company's products and manufacturing methods are technically mature and the Company holds no patent rights. The Company relies upon trademark rights to its "Brown Disc" name and trade secret agreements for its products and customer lists where management believes that protection of proprietary information is possible. The Company has registered the trademarks "Brown Disc" and "Scholar by brown disc" with the U.S. Patent and Trademark Office.

EMPLOYEES

      Brown Disc currently has 16 employees, of which five are dedicated to sales and marketing, one to process engineering and quality control, four are clerical and administrative and the remaining six are engaged in production, procurement, packaging and distribution. The Company's staff has been downsized since September 1995 by approximately four employees. The Company believes that its relations with employees are good and the Company has never experienced any work stoppages.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases approximately 14,000 square feet of space at 1120-B Elkton Drive, Colorado Springs, Colorado 80907-3568, where it maintains its corporate offices, production operations and equipment for quality control and product development. The lease term expired on July 31, 1996 and has been extended by the Company for an additional term expiring December 31, 1996. Rental expense under this lease for the year ended June 30, 1996 was approximately $88,000. The Company believes that its facilities are in good operating condition and repair and are more than adequate for the Company's existing requirements.

      The Company is currently looking for alternative facilities which are more suitable for its current requirements.


ITEM 3. LEGAL PROCEEDINGS

      On August 27, 1996, the Company entered into an agreement to acquire from First New Hampshire Bank all the assets and equipment of Softwise Services, Inc. as a result of Softwise Services' defaulting on a promissory note. The Company paid $102,000 and agreed to assume a $200,000 note payable bearing interest at 6% at the time of closing to be repaid over 11 years. The Company operated Softwise Services' assets until First New Hampshire Bank requested that the Company cease use of the equipment. In connection with this transaction, First New Hampshire Bank could not warrant to the Company that First New Hampshire Bank had legal title to the assets. As a result, the Company is of the opinion that First New Hampshire Bank has breached the agreement, and has requested a return of the $102,000 and release from the $200,000 note payable plus expenses and damages. The Company's legal counsel is attempting to negotiate a settlement, but if a settlement cannot be reached, the Company plans to bring legal action against the bank for return of $102,000 and release from the $200,000 note payable plus expenses and damages. However, the Company's legal counsel has advised management that at this preliminary stage the outcome of any legal action is indeterminable. The Company believes that it will prevail in this matter and no accrual for possible loss has been made in the financial statements of the Company at June 30, 1996.

      The Company is a party from time to time to other legal proceedings in the ordinary course of business. There are no other legal proceedings pending, either separately or in the aggregate, that if adversely determined could reasonably be expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Inapplicable.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been publicly traded in the over-the-counter market since an initial public offering in December 1989 and is currently quoted on the NASD's Electronic Bulletin Board under the trading symbol "BDPC". Until November 1995, the Company's Common Stock was infrequently traded and quotes are not available for the periods prior to November 1995. The following table sets forth the high and low bid prices for the Common Stock since November 1995, as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

          Period                             High            Low
      --------------                      ----------     ----------
      1995:
        Quarter ended Dec 31
          (from November 1995)                1.00          0.375
      1996:
        Quarter ended Mar 31                  0.562         0.187
        Quarter ended Jun 30                  4.625         0.375
        Quarter ended Sep 30
         (through August 31)                  4.50          1.125

      On November 19, 1996, the closing sale price for the Company's common stock as reported in the over-the-counter market was $0.81 and the closing bid and asked prices were $0.81 bid and $1.00 asked. As of September 11, 1996, there were 202 holders of record of the Company's Common Stock. Additional beneficial owners of the Common Stock are represented by 2 record holders representing approximately 1,712,229 shares held in brokerage or other nominee accounts.

      There were 13 holders of record of the Company's 12,613 outstanding shares of Series A preferred stock and 3 holders of record of 6,000 outstanding shares of Series B preferred stock at November 20, 1996.

      No cash dividends have been declared or paid by the Company since its inception. A reverse stock split of 1-for-100 shares was effected as to the Common Stock in April 1991. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash
dividends in the foreseeable future.   There are no contractual provisions
that would prohibit the Company from payment of dividends on its common stock except that dividends on Common Stock may not be paid if dividend payments on
preferred shares of any series are in arrears.   Preferred dividends in
arrears totaled $4,334 for the Series B preferred stock at June 30, 1996, of which $3,020 have been waived by subsequent conversion of an additional 14,000 shares of Series B preferred into 140,000 shares of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

INTRODUCTION

      The Company commenced operations in September 1987. To date, the Company has not operated on a profitable basis and it was required to reorganize under the protection of Chapter 11 of the U.S. Bankruptcy Act in 1992 and 1993 to restructure and extend payment terms of its secured and unsecured debt obligations.

      The Company has incurred net losses from operations since inception and its sales trend during the last three fiscal years has been unfavorable. Revenues for the fiscal year ended June 30, 1996 of $1,257,000 reflect a continuing sales decline compared to $1,669,000 and $2,693,000 in net sales for the fiscal years ended June 30, 1995 and 1994, respectively. As a result of declining revenues, gross profits before operating costs and expenses for the year ended June 30, 1996 was $245,000 compared to gross profits of $271,000 and $613,000 for the years ended June 30, 1995 and 1994, respectively. For the most recent full fiscal year ended June 30, 1996, the Company incurred a net loss of $847,000, notwithstanding a non-recurring $274,000 gain on restructuring troubled debt, compared to a net loss of $372,000 for the prior fiscal year ended June 30, 1995 and a net loss of $124,000 in the fiscal year ended June 30, 1994.

      At June 30, 1996, the Company had total liabilities of approximately $1,132,000, redeemable Series A preferred stock of $134,000 requiring mandatory redemption from future net income, an accumulated deficit from operations since inception in 1987 of $2,729,000, and a deficit in
stockholders' equity of $256,000.   The Company's liabilities were
significantly reduced during the year ended June 30, 1996 by debt settlements which resulted in $274,000 of debt forgiveness, payment of $291,000 in debt in cash and securities, and the conversion of $515,000 of Series A redeemable preferred stock into common stock.

      Increases in revenues are required for the Company to absorb existing overhead levels. In view of historical losses from operations, continuing unfavorable sales trends, limited working capital and the necessity of applying certain cash flows for debt service obligations, the Company has not been able to invest significantly in sales and marketing programs, and accordingly has generally limited these activities to telemarketing and selected trade shows.

      THE REPORT OF STOCKMAN KAST RYAN AND SCRUGGS, PC ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED JUNE 30, 1996 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY OF THE COMPANY
TO CONTINUE AS A GOING CONCERN.   Management's plan to address these matters
is discussed below and in Note 1 of the Notes to Financial Statements included elsewhere herein.

      Results of operations in the future will be influenced by a variety of factors, some of which cannot be accurately predicted at the present time. These include, among others, the ability of the Company to successfully negotiate the acquisition of another business enterprise, the Company's ability to raise additional equity capital, development and implementation of new channels of distribution via the Internet, demand for software products of customers serviced by the Company, competitive conditions and the ability of the Company to control costs. There can be no assurance the Company will achieve revenue growth or profitability on a quarterly or annual basis.

MANAGEMENT'S PLAN

      The Company's core business involves the manufacture and sale of software media storage discs. Notwithstanding continuing growth in demand for software media storage, this is a mature industry with limited capital entry requirements in which the Company and its competitors hold no significant proprietary rights, and therefore is characterized by intense competition and narrow gross profit margins. Former management's strategic plan to expand sales was focused on the magnetic media industry and complementary markets, specifically software duplication and allied printing and customization services. The Company has added revenue from this business in recent years, but such revenues were inadequate to compensate for significant sales declines in media storage devices.

      The Company's current management is pursuing several business strategies to increase sales and improve results of operation by (1) reducing costs, (2) expanding the Company's services and product line, (3) development of electronic software distribution via the Internet, and (4) seeking the acquisition of an additional business in the computer services industry.

      Since February 1996, cost containment programs resulted in downsizing the Company's workforce by three employees and certain debt restructuring agreements reduced annual interest expenses by approximately $47,000. During the first quarter of the current fiscal year commencing July 1996, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities. This internal capacity is expected to improve gross margins for these services. The Company is also evaluating the possibility of adding capacity to process CD-ROM replications internally.

      In a plan to expand storage device revenues, the Company is seeking to expand its product line by pursuing the negotiation of licensing rights to produce the LS120 floppy diskette as described in Item 1 of this Report.

      Another element of management's strategy to increase unit sales and reduce costs associated with software duplication and distribution is the development of a World Wide Web site as a channel of distribution. The Company's Channelsoft(TM) Web site currently in development will be devoted to distribution of clients' software via electronic download to customers desiring immediate access to software purchases. Channelsoft will also include a catalogue to order disc copy versions of software. Software distributed electronically through the Internet will reduce raw material costs otherwise required for disks and packaging, equipment and labor costs of disc duplication and expenses of transportation and warehousing. Adding the Internet as a method of advertising and channel of electronic distribution is also projected to increase unit sales.

      The Company is actively seeking the acquisition of additional assets or another business in a related computer services industry. A proposed merger with another corporation proposed in May 1996 was subsequently abandoned -- see "Abandonment of Proposed Merger with KSI;3SI" in Item 12 of this Report. The Company is continuing to seek and evaluate other candidates for possible acquisition, although there can be no assurance that an acquisition will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.

      Management intends to monitor the progress of the Company's software media storage and duplication businesses and reserves the right to redeploy its assets if satisfactory progress is not achieved.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED JUNE 30, 1996 ("1996 YEAR") COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1995 ("1995 YEAR"):

      REVENUES: The Company's revenues for the fiscal year ended June 30, 1996 were $1,257,000, a decline of $413,000, or approximately 24.7%, from $1,669,000 in revenues for the prior 1995 Year. The decline in sales was attributable to a severe downturn in orders for software duplication and packaging. Since the software duplication business has become extremely competitive in recent years, former management was endeavoring to focus on added value services and products where higher gross margins were expected to be available. This program has been largely unsuccessful, and current management is seeking to retain and expand the Company's customer base for both media storage devices and software duplication while seeking the acquisition of another business enterprise in the computer software and service industry. See "Management's Plan" above.

      COST OF SALES:   Cost of sales for the 1996 Year were $1,012,000, or
80.5% of net sales, resulting in a gross profit of $245,000, or 19.5% of net sales, compared to a gross profit of $271,000, or 16.3% of net sales in the 1995 Year. The improvement in gross profit margins, notwithstanding reduced sales, was due to cost reductions. In view of its high level of fixed overhead costs relative to sales volumes, further improvement in gross margins will be substantially dependent upon revenue increases, as to which there are no assurances.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:   Selling, general and
administrative expenses during the 1996 Year were $554,000, of which approximately $138,000 were selling and marketing expenses and $416,000 were general and administrative costs. Total selling, general and administration expenses were reduced by approximate $13,000 from the comparable 1995 Year when selling, general and administrative expenses were $567,000 consisting of $210,000 in selling and marketing expenses and $357,000 of general and
administrative costs.   As a result of limited capital, the Company's sales
and marketing in the last two years have been generally limited to telemarketing, direct contact of customers and prospects by internal sales staff and participation in selected trade shows. General and administrative expenses increased by $60,000 in the 1996 Year compared to the 1995 Year primarily as a result of expenses incurred in raising additional capital and negotiating debt settlements.

      SPECIAL CHARGES:   The Company incurred $754,000 in special charges
during the 1996 Year. These charges were nonrecurring in nature and no such charges were incurred in the prior 1995 Year. Nonrecurring charges for the 1996 Year include $600,000 incurred in the third quarter relating to a settlement with the Company's former President and $154,000 incurred in the fourth quarter to write-down idle, underperforming and obsolete assets to their estimated net realizable value.

      INTEREST EXPENSE:   Interest expense in the 1996 Year was $58,000,
compared to $77,000 for the 1995 Year. The reduction in interest expense is due to debt settlements resulting in reduced debt service obligations.

      EXTRAORDINARY ITEM:   During the 1996 Year, the Company recognized a
$274,000 extraordinary gain for debt forgiveness relating to restructuring troubled debt. This compromise and payment of the remaining balance due enabled the Company to eliminate $467,000 of secured and unsecured debt that had been classified as current liabilities at June 30, 1995.

      OPERATING RESULTS: Net loss for the 1996 Year was $847,000 after giving effect to special charges of $754,000 offset in part by a $274,000 extraordinary gain in restructuring troubled debt, as discussed above. Before giving effect to special charges and the gain on debt restructuring, net loss for the 1996 Year would have been $368,000 compared to a net loss for the prior 1995 Year of $372,000. Apart from nonrecurring items, the primary differences in results of operations for the 1996 Year compared to the 1995 Year were a $13,000 reduction in selling, general and administrative expenses and an $18,000 decrease in interest expense that were largely offset by a $27,0000 decrease in gross profits due to the decline in revenues.

FISCAL YEAR ENDED JUNE 30, 1995 ("1995 YEAR") COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1994 ("1994 YEAR"):

      REVENUES:   Revenues for the 1995 Year were $1,669,000, a decline of
$1,024,000, or approximately 38%, from $2,693,000 in revenues in the 1994 Year. The decline in revenues was attributable to continuing changes in the customer base and the complete elimination of bulk diskette sales based on former management's decision to focus on added value services and products where higher gross margins were believed to be available. In addition, the industry has become even more competitive in recent years. The Company's primary competition for media storage devices since 1993 has shifted from Asian producers of bulk media and major suppliers, such as 3M, Verbatim and Maxell, as to which the Company enjoyed certain competitive advantages such as generally offering shorter lead times, to other software manufacturers such as R.R. Donnelley, Microdisk Services, S/W Production, StarPak and a number of smaller companies.

      COST OF SALES:   Cost of sales for the 1995 Year were $1,398,000, or
83.7% of net sales, resulting in a gross profit of $271,000, or 16.3% of net sales. Gross profit margins were lower compared to the 1994 Year, in which cost of sales were 77.2% of net sales for a gross profit margin of 22.8%. Gross profit margins in the 1995 Year were adversely affected by an inventory write-down of $121,000. Due to the inventory write-down and a decline in overall net sales, dollar gross profits of $271,000 were $342,000 lower than in the 1994 Year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:   Selling, general and
administrative expenses during the 1995 Year were $567,000, of which approximately $210,000 were selling and marketing expenses and $357,000 were general and administrative costs. These levels are reduced from the 1994 Year when selling, general and administrative expenses were $663,000, of which approximately $282,000 were selling and marketing expenses and $382,000 were general and administrative costs. Due to limited capital, the Company's sales and marketing have been generally limited to telemarketing, direct contact of customers and prospects by internal sales staff and participation in selected trade shows.

      INTEREST EXPENSE: Interest expense in the 1995 Year was $77,000, compared to $70,000 in the 1994 Year.

      OPERATING RESULTS: Net loss for the 1995 Year was $372,000, an increase in net loss compared to the net loss of $124,000 incurred in the prior 1994 Year. As discussed above, the increase in net loss was primarily due to an inventory write-down of $121,000 and to a decline in sales revenues yielding a lower dollar amount of gross profits.

LIQUIDITY AND CAPITAL RESOURCES:

      At June 30, 1996, the Company had cash resources of $615,000, current assets of $909,000 and current liabilities of $779,000, resulting in a working capital position of $130,000. Included in current liabilities is a contingent liability of $166,000 due the Company's former President under a settlement agreement that is required to be paid only from 5% of the proceeds realized from a subsequent financing by the Company. The Company's working capital of $130,000 at June 30, 1996 represents an significant improvement compared to its negative working capital position of $842,000 at the prior fiscal year-end on June 30, 1995. The improvement in the amount of the Company's working capital during the 1996 Year was primarily due to (1) net proceeds of $571,000 from the sale of common stock in the fourth quarter; (2) net proceeds of $253,000 from the sale of Series B preferred stock in the third quarter, a portion of which was applied to payment of $143,000 in secured bank debt that had been classified as a current liability at June 30, 1995; (3) $274,0000 in debt forgiveness as a result of restructuring troubled debt obligations; and
(4) reclassification of $294,000 of secured debt to the Small Business Administration that was past due and had been classified as a current liability at June 30, 1995; terms of the Small Business Administration debt were renegotiated during the 1996 Year and the amount outstanding at June 30, 1996 of $314,000 is no longer a current liability and has been reclassified to long-term debt. These items financed the Company's net loss before extraordinary items of $1,121,000 for the 1996 Year and restored a positive working capital to the Company's balance sheet.

      The Company's management anticipates that the Company will incur losses from operations for the immediate future. Losses from operations are expected to continue until such time as sales increase to a level necessary to absorb fixed costs, as to which there is no assurance. Revenue increases will be dependent upon a variety of factors and the success of programs currently in process, such as the electronic distribution of software via the Internet currently in development, negotiations to license rights to produce the LS120 MB 3.5" diskette and/or the acquisition of another business to expand the Company's products and services. The Company plans to seek additional equity and/or debt financing to sustain its operations and/or to provide for the acquisition of an additional business or assets. There can be no assurance that adequate financing will be obtained to support planned expansion of the Company's products and services.

      During the 1996 Year, capital asset additions were $6,000 and approximately $14,000 was realized from the sale of equipment. Subsequent to June 30, 1996, the Company paid $102,000 in cash under an agreement to acquire certain assets from First New Hampshire Bank. This asset acquisition transaction was not finalized because First New Hampshire Bank could not warrant to the Company that First New Hampshire Bank had legal possession of the assets, and the Company has requested a return of the $102,000 plus expenses and damages. The Company's legal counsel is currently attempting to negotiate a settlement, but if a settlement cannot be reached, the Company plans to bring legal action against the bank for return of $102,000 plus expenses and damages. The Company's management believes that the Company will
prevail in this matter.  See Item 3 of this Report.   The Company currently
has no other material obligations or commitments for additional capital expenditures and would be unable to finance material capital asset additions unless additional equity capital is obtained. During recent years, the Company has been operating with used software duplication and printing equipment. As this equipment has aged, productivity has declined, the cost of maintenance has increased and expenses to maintain product quality have increased. If sufficient capital is obtained, the Company may incur capital asset additions to increase production rates and expand capacity.

      The Company had approximately $3,100,000 of net operating loss carry-forwards available as of June 30, 1996 to offset future taxable income for federal income tax purposes. Federal operating loss carryforwards expire during the years from 2005 to 2020. In the event the Company successfully obtains additional equity capital, the federal net operating loss carryforward may be subject to certain limitations if there are greater than 50% changes in equity ownership of the Company.

      The Company believes that the relatively minor rate of inflation over the past few years has not had a significant impact on the Company's revenues and results of operations.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statements are included in this Report:


                     BROWN DISC PRODUCTS COMPANY, INC.
                   FINANCIAL STATEMENTS AT JUNE 30, 1996


Independent Auditors' Report ...........................................   12

Financial Statements as of June 30, 1996:

     Balance Sheet at June 30, 1996 ....................................   13

     Statements of Operations for the Years ended
       June 30, 1996 and June 30, 1995 .................................   14

     Statements of Changes in Stockholders' Deficiency
       for the Years ended June 30, 1996 and June 30, 1995 .............   15

     Statements of Cash Flows for the Years ended
       June 30, 1996 and June 30, 1995 .................................   16

     Notes to Financial Statements .....................................   17


STOCKMAN KAST RYAN & SCRUGGS, PC                CERTIFIED PUBLIC ACCOUNTANTS
                                                ----------------------------
                                                Western National Bank Bldg.
                                                P.O. Box 938
                                                Colorado Springs
                                                Colorado 80901-0938

                                                102 N. Cascade Ave.
                                                Suite 450
                                                Colorado Springs
                                                Colorado 80903

                                                Voice: 719/630-1186
                                                FAX: 719/630-1187

INDEPENDENT AUDITORS' REPORT

Brown Disc Products Company, Inc.
Colorado Springs, CO

We have audited the accompanying balance sheet of Brown Disc Products Company, Inc. (the Company) as of June 30, 1996 and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and the results of its operations and its cash flows for the each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net capital deficiency as of June 30, 1996 and has had recurring losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.



                                /s/ Stockman Kast Ryan & Scruggs, P.C.


Colorado Spring, Colorado
October 10, 1996

BROWN DISC PRODUCTS COMPANY, INC.

BALANCE SHEET
JUNE 30, 1996
------------------------------------------------------------------------------

                                                                June 30, 1996
                                                                -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ..................................     $    615,229
Accounts receivable -- net (Notes 1 and 4) .................          187,827
Inventory (Notes 2 and 4) ..................................           86,411
Other ......................................................           19,280
                                                                 ------------
Total ......................................................          908,747
PROPERTY AND EQUIPMENT -- Net (Notes 3 and 4) ..............           94,868
OTHER ASSETS ...............................................            6,271
                                                                 ------------
TOTAL ......................................................     $  1,009,886
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ...........................................     $    360,296
Accrued liabilities ........................................           93,539
Accrued liabilities to related parties (Note 12) ...........          235,400
Current portion of notes payable to related parties (Note 5)           54,409
Current portion of notes payable (Note 4) ..................           35,102
                                                                 ------------
Total ......................................................          778,746

LONG-TERM DEBT
Notes payable to related parties (Note 5) ..................           39,798
Note payable (Note 4) ......................................          313,520
                                                                 ------------
Total ......................................................          353,318
                                                                 ------------
Total liabilities ..........................................        1,132,064
                                                                 ------------
REDEEMABLE PREFERRED STOCK -- Series A, no par value;
  63,000 shares authorized, 12,613 shares issued and
  outstanding (Note 7) .....................................          133,698
                                                                 ------------
STOCKHOLDERS' DEFICIENCY (Note 8)
Preferred stock, no par value, 49,937,000 shares authorized:
  200,000 shares designated 10% Series B convertible
  preferred stock, liquidation preference $5.00
  per share, 20,000 shares outstanding .....................           96,368
Common stock -- no par value; 50,000,000 shares
  authorized, 5,070,671 shares issued and outstanding ......        1,770,889
Warrants ...................................................           61,323
Additional paid-in capital .................................          554,560
Accumulated deficit ........................................       (2,729,016)
                                                                 ------------
Stockholders' deficiency ...................................         (255,876)
                                                                 ------------
TOTAL ......................................................     $  1,009,886
                                                                 ============

See notes to financial statements.

BROWN DISC PRODUCTS COMPANY, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
------------------------------------------------------------------------------

                                                              Year ended June 30,
                                                          -------------------------
                                                                1996         1995
                                                          -----------   -----------

NET SALES .............................................   $ 1,256,641   $ 1,669,171

COST OF SALES .........................................     1,011,800     1,397,702
                                                          -----------   -----------

GROSS MARGIN ..........................................       244,841       271,469
                                                          -----------   -----------

OPERATING COSTS AND EXPENSES
General and administrative ............................       416,372       356,574
Selling ...............................................       137,900       210,238
Special charges (Note 10) .............................       753,787           --
                                                          -----------   -----------
Total .................................................     1,308,059       566,812
                                                          -----------   -----------

OPERATING LOSS ........................................    (1,063,218)     (295,343)
                                                          -----------   -----------

OTHER INCOME (EXPENSE)
  Interest expense ....................................       (58,270)      (76,535)
                                                          -----------   -----------

NET LOSS BEFORE EXTRAORDINARY ITEM ....................    (1,121,488)     (371,878)

EXTRAORDINARY ITEM -- Gain on restructuring of
  troubled debt (Note 11) .............................       274,151           --
                                                          -----------   -----------
NET LOSS ..............................................      (847,337)     (371,878)

INCREASE IN CARRYING VALUE OF REDEEMABLE PREFERRED
  STOCK AND PREFERRED STOCK DIVIDENDS (Note 7) ........       (10,156)      (12,451)
                                                          -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON SHARES ................   $  (857,493)  $  (384,329)
                                                          ===========   ===========

PER COMMON SHARE
Loss before extraordinary item ........................   $      (.35)  $      (.14)
Extraordinary item ....................................           .08           --
Increase in carrying value of redeemable preferred
  stock and preferred stock dividends .................           --            --
                                                          -----------   -----------
NET LOSS ..............................................   $      (.27)  $      (.14)
                                                          ===========   ===========



See notes to financial statements.

BROWN DISC PRODUCTS COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 1996 and 1995
------------------------------------------------------------------------------

                    Preferred Stock
                       Series B             Common Stock            Warrants       Additional
                  ------------------  ----------------------  -------------------   Paid-in   Accumulated
                   Shares     Amount    Shares       Amount     Shares    Amount    Capital     Deficit        Total
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
BALANCES,
JULY 1, 1994....       --        --   2,751,641  $    93,180     60,000  $    100  $ 562,743  $(1,509,801) $  (853,778)

Expiration
of warrants.....       --        --         --           --     (60,000)     (100)       100          --           --
Increase in
carrying value
of redeemable
preferred
stock (Note 7)..       --        --         --           --         --        --     (12,451)         --       (12,451)
Net loss........       --        --         --           --         --        --         --      (371,878)    (371,878)
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
BALANCES,
JUNE 30, 1995...       --        --   2,751,641  $    93,180        --        --   $ 550,392  $(1,881,679) $(1,238,107)
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
Sale of common
stock for
cash (Note 8)...       --        --     874,000      570,945        --        --         --           --       570,945
Issuance of
common stock to
satisfy accounts
payable (Note 8)       --        --     270,000       67,500        --        --         --           --        67,500
Issuance of common
stock for services
to related party
(Notes 8 and 12)       --        --     250,000      337,500        --        --         --           --       337,500
Issuance of
common stock for
services (Note 8)      --        --      50,000       12,500        --        --         --           --        12,500
Issuance of
warrants to
satisfy accounts
payable (Note 8)       --        --         --           --     351,950    73,959        --           --        73,959
Conversion of
Series A
preferred stock
to common stock
(Note 7).......        --        --     496,430      519,596        --        --         --           --       519,596
Issuance of
Series B
preferred stock
for cash ......
(Note 8).......     52,000   250,554        --           --         --        --         --           --       250,554
Warrants issued
to satisfy
offering
costs (Note 8).        --        --         --           --      10,000     2,250        --           --         2,250
Conversion of
Series B
preferred stock
to common stock
(Note 8).......    (32,000)  (154,186)   320,000      154,186       --        --         --           --           --
Warrants
exercised
(Note 9).......        --         --      59,600       15,482   (59,600)  (14,886)       --           --           596
Increase in
carrying value
of redeemable
preferred
stock (Note 7)..       --        --         --           --         --        --      (5,832)         --        (5,832)

Net loss........       --        --         --           --         --        --         --      (847,337)    (847,337)
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
BALANCES,
JUNE 30, 1996       20,000  $ 96,368  5,070,671  $ 1,770,889    302,350  $ 61,323  $ 544,560  $(2,729,016) $  (255,876)
                  ========  ========  =========  ===========  =========  ========  =========  ===========  ===========

See notes to financial statements.

BROWN DISC PRODUCTS COMPANY, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
------------------------------------------------------------------------------

                                                              Year ended June 30,
                                                          -------------------------
                                                                1996         1995
                                                          -----------   -----------
OPERATING ACTIVITIES
Net loss ..............................................   $  (847,337)  $  (371,878)
Adjustments to reconcile net loss to cash (used in)
  provided by operating activities:
    Stock issued for services (Note 8) ................       350,000           --
    Asset write-downs .................................       153,514           --
    Depreciation ......................................        39,707        81,968
    Loss on sale of equipment .........................         3,169           --
    Gain on restructuring of troubled debt ............      (274,151)          --
    Changes in operating assets and liabilities:
      Accounts receivable .............................       (50,631)      100,527
      Inventory .......................................        55,668       133,694
      Other assets ....................................         1,708       (11,905)
      Accounts payable ................................        76,487       150,350
      Accrued liabilities .............................        47,227       (10,230)
      Accrued liabilities to related parties ..........       246,400           --
                                                          -----------   -----------
Cash (used in) provided by operating activities .......      (198,239)       72,526
                                                          -----------   -----------
INVESTING ACTIVITIES
Proceeds from sale of equipment .......................        13,500           --
Purchases of equipment ................................        (6,024)      (17,866)
                                                          -----------   -----------
Cash provided by (used in) investing activities .......         7,476       (17,866)
                                                          -----------   -----------
FINANCING ACTIVITIES
Proceeds from issuance of common stock ................       570,945           --
Proceeds from issuance of preferred stock .............       252,804           --
Proceeds from exercise of warrants ....................           596           --
Proceeds from borrowings ..............................       127,773           --
Repayment of notes payable ............................      (150,016)      (72,904)
Repayment of capital lease obligations ................           --           (949)
                                                          -----------   -----------
Cash provided by (used in) financing activities .......       802,102       (73,853)
                                                          -----------   -----------
NET INCREASE (DECREASE) IN CASH .......................       611,339       (19,193)
CASH, Beginning of period .............................         3,890        23,083
                                                          -----------   -----------
CASH, End of period ...................................   $   615,229   $     3,890
                                                          ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest ................................   $    45,930   $    66,978

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Redeemable preferred stock exchanged for common stock .   $   519,596   $       --
Stock issued for services .............................       350,000           --
Warrants issued to satisfy accounts payable ...........        73,959           --
Common stock issued to satisfy accounts payable .......        67,500           --


See notes to financial statements.

BROWN DISC PRODUCTS COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL -- Brown Disc Products Company, Inc. (the Company) is a manufacturer and supplier of magnetic media for desk-top computers. The Company's major line of business is software duplicating and turnkey packaging and fulfillment.

      BASIS OF PRESENTATION -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had a net capital deficiency of $256,000 at June 30, 1996 and has sustained substantial operating losses in recent years. These factors, among others, adversely affect the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      During the year ended June 30, 1996, management has taken steps to decrease costs, increase margins and increase revenues. Additionally, the Company expanded its product capabilities which are expected to enhance gross margins and improve revenue. The Company also intends to introduce electronic software distribution services which are expected to increase revenues. The Company will also continue to focus on acquisitions of similar or related businesses.

      Management believes these actions and others presently being taken will allow the Company to successfully meet its obligations and sustain profitable operations.

      ACCOUNTS RECEIVABLE -- Accounts receivable are presented net of an allowance for doubtful accounts which is based on management's estimate of uncollectible accounts. At June 30, 1996, the allowance for doubtful accounts is $17,609.

      INVENTORY -- Inventory is stated at the lower of first-in, first-out cost or market.

      PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over estimated useful lives as follows: manufacturing equipment -- five to seven years; quality control equipment -- five years; office furniture and equipment -- three to seven years; and leasehold improvements -- five years.

      REVENUE RECOGNITION -- Sales are recognized upon shipment of products to customers.

      NET LOSS PER SHARE -- Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Net loss per share does not give effect to the exercise of common stock purchase warrants or conversion of the redeemable preferred stock as such effect is antidilutive. Net loss per share is based upon 3,180,707 and 2,751,641 shares outstanding for the years ended June 30, 1996 and 1995, respectively.

      USE OF ESTIMATES -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


2.    INVENTORY

      Inventory consists of the following:

      Raw materials ........................................    $    28,571
      Work-in-process ......................................         31,140
      Finished goods .......................................         26,700
                                                                -----------
      Total                                                     $    86,411
                                                                ===========


3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

      Manufacturing equipment ..............................    $ 1,139,329
      Quality control equipment ............................        126,292
      Office furniture and equipment .......................        138,771
      Leasehold improvements ...............................         17,821
                                                                -----------
                                                                  1,422,213
      Less accumulated depreciation ........................      1,327,345
                                                                -----------
      Property and equipment -- net ........................    $    94,868
                                                                ===========

4.    NOTES PAYABLE

      Notes payable consist of the following:

      Note payable to Small Business Administration at
      8.5%, collateralized by equipment, inventory and
      accounts receivable.  The Company defaulted on
      this note in 1995 and a modification of the note
      was signed in June 1996.  The modification agreement
      requires monthly payments beginning July 7, 1996
      of $1,800 per month and increasing to $2,900 per
      month during the term of the note.  Monthly payments
      are not sufficient to pay accrued interest until
      July 2002.  The balance is due July 7, 2006...........    $    313,520

      Note payable to a Regional Development Corporation,
      bearing interest at 8%, collateralized by equipment,
      payable in monthly installments of $1,014 through
      May 1999.  At June 30, 1996, the Company was in
      default on this note and the balance is callable
      by the lender and accordingly is classified as a
      current liability. ...................................          35,102
                                                                ------------
      Total ................................................         348,622
      Less current portion .................................          35,102
                                                                ------------
      Long term portion ....................................    $    313,520
                                                                ============

      Management believes the fair values of its notes payable are not materially different from their carrying values based on the terms and characteristics of the notes.


5.    NOTE PAYABLE TO RELATED PARTIES

      Notes payable to related parties consist of the following:

      Non-interest bearing note payable to Company
      stockholder, who also is a former employee and
      board member of the Company, payable in monthly
      installments of $1,000 through September 2001,
      with $5,000 payments on July 1, September 1, and
      November 1, 1996 (less unamortized discount of
      $17,227, using an effective rate of 12%), unsecured ..        $ 57,773

      Note payable to a Company stockholder and board
      member at 10.04%, payable in monthly installments
      of $2,308 through November 1996, and a payment of
      $26,249 in December 1996, unsecured ..................          36,434
                                                                ------------
      Total ................................................          94,207
      Less current portion .................................          54,409
                                                                ------------
      Long term portion ....................................    $     39,798
                                                                ============


      Following are maturities of notes payable to related parties for each of the next five years ending June 30:

      1997 .................................................    $     54,409
      1998 .................................................           7,635
      1999 .................................................           8,604
      2000 .................................................           9,694
      2001 .................................................          10,924

      Management believes the fair values of its notes payable are not materially different from their carrying values based on the terms and characteristics of the notes.


6.    OPERATING LEASE

      The Company leases its facilities under a noncancellable operating lease which expired July 31, 1996 and has been extended to December 31, 1996. Rental expense under the operating lease for the years ended June 30, 1996 and 1995 was $88,000 and $89,000, respectively.


7.    REDEEMABLE PREFERRED STOCK

      On January 31, 1992, the Company filed petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. The Company emerged from Chapter 11 under a Plan of Reorganization approved by the United States Bankruptcy Court on May 5, 1993. In June 1993, as part of the Plan of Reorganization, the Company issued 62,256 shares of redeemable preferred stock as settlement for $622,560 of unsecured pre-petition debts. The stock was issued at the rate of one share of stock per $10.00 of claim allowed. Each share is entitled to one vote. Holders of redeemable preferred stock are entitled to be paid, in full, prior to payment of any dividends to holders of common stock. Additionally, holders of redeemable preferred stock have the option of converting such stock to common stock at the rate of five shares of common stock per one share of redeemable preferred stock at any time after June 4, 1998.

      Under mandatory redemption provisions, the Company is required to redeem the preferred stock, based on earnings, during the period June 30, 1994 through June 30, 1998. The number of shares required to be redeemed in any one year will be equal to 50% of the Company's net income after taxes, less all debt service payments to prior senior classes of debt holders, according to the Plan of Reorganization, divided by the redemption price of $11. The Company accounts for the difference between the carrying amount of the redeemable preferred stock and the mandatory redemption amount under the interest method. A charge to additional paid-in capital of $5,832 and $12,451 was recorded during the years ended June 30, 1996 and 1995, respectively.

      In 1996, the Company offered stockholders of its redeemable preferred stock the opportunity to convert each share of redeemable preferred stock into ten shares of common stock. Pursuant to this offer, in November 1995, 49,643 shares of preferred stock were converted to 496,430 shares of common stock.

      Due to the mandatory redemption requirements of the redeemable preferred stock being outside the control of the Company, the redeemable preferred stock is not reported as stockholders' equity.


8.    STOCKHOLDERS' EQUITY

      During the year ended June 30, 1996, the Company issued 250,000 shares of restricted common stock to a director of the Company in exchange for the director assuming $67,500 of accounts payable. The director then exchanged 170,000 unrestricted shares of the Company's common stock previously held to settle the accounts payable assumed. In addition, the Company issued 20,000 shares of its common stock to a credit service company as part of the accounts payable settlement.

      During the year ended June 30, 1996, the Company issued 250,000 shares of common stock to its former president in connection with his termination agreement (see Note 12). The estimated value of the stock of $337,500 was charged to operations during the year ended June 30, 1996.

      The Company also issued, during 1996, 50,000 shares of its common stock in exchange for financial consulting services. The estimated value of the services provided of $12,500 was changed to operations.

      During the year ended June 30, 1996, the Company issued warrants to purchase 351,950 shares of the Company's common stock as settlement for $73,959 of accounts payable (see Note 9).

      During the year ended June 30, 1996, the Company issued 52,000 shares of 10% Series B convertible preferred stock. Net proceeds to the Company, after deduction of associated offering expenses, were $250,554.
      Each share of Series B preferred stock is (1) entitled to a liquidation preference of $5.00 per share, plus accrued and unpaid dividends; (2) entitled to earn dividends at a rate of 10% per annum due and payable prior to any distributions to holders of common stock, payable on September 30 in cash legally available for payment of dividends, or if cash is not available in any year, the Board of Directors has the discretion of providing for payment of dividends in common stock in lieu of cash; (3) not entitled to vote, except as required under laws of the State of Colorado; and (4) entitled to convert into 10 shares of common stock, subject to adjustment for any stock dividend, stock split or other reclassification affecting common stock. Dividends in arrears at
      June 30, 1996 were $3,334.   During the year, 32,000 shares of the
      Series B convertible preferred stock was converted to 320,000 shares of the Company's common stock. Dividends were automatically waived on the shares converted. The Company, at its option, upon 30 days written notice, may call all Series B preferred stock for redemption after September 30, 1996 at a price of $5.00 per share in cash plus accrued and unpaid dividends. In connection with the issuance of the Series B preferred stock, the Company, in exchange for assistance with the offering, issued stock purchase warrants to acquire 10,000 shares of common stock at a purchase price of $.25 (see Note 9). The estimated value of the warrants was charged against the net proceeds of the offering.

      On May 15, 1996, the Company signed a definitive agreement to merge with 3SI, Inc. (3SI) of Englewood, Colorado, subject to due diligence and available financing. To meet the Company's working capital requirements provided by the agreement, the Company issued 275,900 shares of its common stock. Net proceeds to the Company were $570,945. The 3SI merger agreement was terminated and accordingly, subsequent to June 30, 1996, the Company's Board of Directors agreed to revalue the purchase price of the offering from $2.50 to $.75 per share. As a result, the number of shares issued under the offering were increased by 643,767 to 919,667 shares. The financial statements reflect the increased number of shares.


9.    WARRANTS

      The Company issued to certain officers and directors stock purchase warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $.25 per share. These warrants expire in September 2000. The Company also issued to the holder of a note payable described in Note 5, stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.10 per share. These warrants expire in September 2000. The exercise price of these warrants was equal to or exceeded the market value of the shares and, accordingly, no amounts were charged to operations.

      During the year ended June 30, 1996, warrants were exercised to purchase 59,600 shares of the Company's common stock at $.01 per share.

      The following stock purchase warrants are outstanding at June 30, 1996:

               Number of             Exercise Price               Expiration
                Warrants                Per Share                    Date
              -----------            --------------              -----------
                  292,350                  $.01                     2000
                1,000,000                  $.10                     2000
                3,010,000                  $.25                  2000 - 2001


10.   SPECIAL CHARGES

      In the fourth quarter of the year ended June 30. 1996, the Company recorded special charges of $153,514 related to the write down of idle, under performing, and obsolete assets to estimated net realizable values. The provision was based on review of assets to determine whether there had been a permanent decline in the value of any assets due to manufacturing productivity improvements, refinements in strategic direction or declines in market values. In the third quarter of the year ended June 30, 1996, the Company recorded special charges of $400,273 related to the settlement agreement with the Company's former president (see Note 12). These special charges represent unusual, generally nonrecurring expenses.

11.   EXTRAORDINARY ITEMS

      During the year ended June 30, 1996, the Company arranged to pay a creditor $127,921 in full settlement of a note payable with a remaining balance of $417,497. In addition, the Company paid a supplier $25,000 in full settlement of an account with a balance of $49,575. Consequently, the Company recognized an extraordinary gain of $274,151 net of restructuring costs of $40,000.


12.   RELATED PARTY TRANSACTION

      On April 24, 1996, the Company reached a settlement agreement with the Company's former president under which the former president agreed to resign his employment and to resign as a director. In connection with these resignations, the Company agreed to pay the former president: (1) past due wages of $6,400, payable one-half on or before August 1, 1996 and one-half on or before September 1, 1996; (2) $62,773 note, of which $5,000 was paid on May 1996 and the remaining balance is payable under the terms disclosed in Note 5; (3) 250,000 shares of the Company common stock; and (4) 5% of the proceeds realized by the Company from any future equity financing, recapitalization or sale of equipment up to a maximum payment of $200,000. The amount due in item 4 has been recorded in full as a current liability because management of the Company believes it is probable that future equity financing in excess of the minimum amount necessary to require the maximum payment will be raised. The amounts due under items 1 and 4 above are included in accrued liabilities to related parties, and the amount due under item 2 is included in notes payable to related parties.

      The Company agreed to pay an affiliated company of its chief executive officer $29,000 for their efforts to restructure debt obligations. This amount is also recognized as an accrued liability to related parties at June 30, 1996.


13.   INCOME TAXES

      The tax effects of temporary differences that give rise to a significant portion of deferred taxes at June 30, 1996 are as follows:

      Deferred tax asset:

      Net operating loss carryforward ......................    $  1,050,000
      Less valuation allowance .............................       1,050,000
                                                                ------------
      Total ................................................    $        --
                                                                ============

      The Company has operating loss carryforwards of approximately $3,100,000, which expire in 2005 through 2020. As of June 30,
      1996 the Company has recorded a valuation allowance to reduce existing deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance increased by $370,000 during the year ended June 30, 1996.

14.   CONCENTRATIONS OF CREDIT RISK

      Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of temporary cash investments and accounts receivable. Although the Company maintains cash deposits in excess of federal insured limits, such deposits are placed with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to a diverse customer base.


15.   SUBSEQUENT EVENTS

      On August 27, 1996, the Company entered into an agreement to acquire from First New Hampshire Bank all the assets and equipment of Softwise Services, Inc. as a result of Softwise Services' defaulting on a promissory note. The Company paid $102,000 and agreed to assume a $200,000 note payable bearing interest at 6% at the time of closing to be repaid over eleven years. The Company operated Softwise Services' assets until First New Hampshire Bank requested that the Company cease use of the equipment. In connection with this transaction, First New Hampshire Bank could not warranty to the Company that First New Hampshire Bank had legal title to the assets. As a result, the Company is of the opinion that First New Hampshire Bank has breached the agreements, and has requested a return of the $102,000 and release from the $200,000 note payable plus expenses and damages. The Company's legal counsel is currently attempting to negotiate a settlement, but if a settlement cannot be reached, the Company plans to bring legal action against the bank for return of $102,000 and release from the $200,000 note payable plus expenses and damages. However, the Company's legal counsel has advised management that at this preliminary stage the outcome of any legal action is indeterminable. The Company believes that it will prevail in this matter and no accrual for possible loss has been made.

      On September 27, 1996 the Company agreed to exchange 250,000 shares of its common stock for the surrender of 1,000,000 warrants with an exercise price of $0.25 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Inapplicable.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers are as follows:

      Name                         Age     Positions
      --------------------------   ---     -----------------------------------
      Ronald H. Cole                28     Director; Chairman of the Board,
                                              President, Treasurer,
                                              Chief Executive Officer and
                                              Chief Financial Officer
      Daryl M. Silversparre         34     Director and Secretary
      David J. Lopes                40     Director
      Harry K. McCreery             51     Director


  RONALD H. COLE has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since September 1995 and as its President,
Treasurer and Chief Financial Officer since February 13, 1996.   From January
1995 until September 1995, Mr. Cole was employed as a securities broker by Gruntal and Company, a New York Stock Exchange member broker-dealer firm. Prior to his employment with Gruntal & Co., from 1990 through 1994 he was employed as a securities broker with Montano Securities Corporation and served as Branch Manager for its locations in Cincinnati and San Francisco and as Ohio Regional Director and Northern California Regional Director. Mr. Cole devotes his full business time to the Company.

  DARYL M. SILVERSPARRE has served as a director of the Company since September 7, 1995 and as its corporate Secretary since February 13, 1996. Mr. Silversparre has been primarily employed since 1995 as President and Chief Executive Officer of Capital Investments Solution, Inc., a company registered as an investment adviser with the Securities and Exchange Commission based in Los Angeles, specializing in capital management and consulting. From 1978 to 1995, Mr. Silversparre was involved in the petroleum industry in a management capacity with Dave Silversparre Union Service Inc., a dealer for Union Oil Company.

  DAVID J. LOPES has served as a director of the Company since September
1995. Since May 1995, Mr. Lopes has been primarily employed as a management and business consultant to Glasswerks, Irvine, California, a glass quartz semiconductor manufacturing company. For more than five years prior to May 10, 1995, when he resigned, Mr. Lopes was the President of California Quartz, Inc., a supplier of materials to the semiconductor industry until that business was sold in 1994 and which also operated a computer training business started in 1994 through a wholly-owned subsidiary, The Focus Institute, Inc. After his resignation from California Quartz, Inc., The Focus Institute, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 18, 1995, U.S. Bankruptcy Court for the Central District of California case number LA95-22592SB.

  HARRY K. McCREERY was first elected a director of the Company in
September 1988. Mr. McCreery has been primarily employed as the Chief Financial Officer of Software AG, Reston, Virginia since April 1989. Mr. McCreery was formerly Vice-President of Finance for the Company on a part time
basis from 1988 through 1990.   Prior to 1989, he served in financial roles
with several companies including AB Dick Company, SyQuest Technology and Automated Microbiology, Inc. Mr. McCreery is a Certified Public Accountant.

  There is no family relationship between any of the Company's directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers serve at the discretion of the Board of Directors and their salaries are subject to review and adjustment from time to time by the Board.

  During the fiscal year ended June 30, 1996 the Board of Directors held six meetings and took certain actions by unanimous written consent of the Board. No incumbent director attended fewer than 75% of all meetings of the Board of Directors, except that Mr. McCreery attended three of six meetings and Mr. Lopes attended three of five meetings. There are currently no committees of the Board of Directors.

  There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. Mr. Cole holds irrevocable proxies until September 7, 1996 to vote
1,363,900 shares of voting Common Stock granted by certain stockholders.   See
Items 11 and 12 of this Report.

  Directors received cash compensation for services as a director during the fiscal year ended June 30, 1996 in the total amount of $18,000, of which $6,000 was paid to the Company's Chief Executive Officer, Ronald H. Cole. Although the Company has no current compensation plan for directors, the Company's By-Laws permits compensation of directors and the Board reserves the right of changing compensation policies for directors from time to time.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  The Company's securities are not registered under Section 12(b) or 12(g)
of the Securities Exchange Act of 1934 ("Exchange Act").   Accordingly the
Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's stock are not subject to the provisions of 16(a) of the Exchange Act and are not obligated to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

ITEM 10.      EXECUTIVE COMPENSATION

  The Company currently does not have any compensation plans involving stock options, stock appreciation rights or long-term incentive or deferred pension or profit-sharing plans for its executive officers.

  Prior to September 1995, directors had not been compensated in cash for their services on the Company's Board of Directors and officers of the Company receive no additional compensation for their services as directors. Directors of the Company currently receive no cash compensation for their attendance at Board meetings except reimbursement for travel expenses.

  In September 1995, four newly elected directors of the Company were awarded Class A common stock purchase warrants covering an aggregate of 3,000,000 shares of the Company's Common Stock exercisable at $0.25 per share in consideration of their agreement to become directors of Brown Disc and to assist the Company in obtaining additional financing and negotiating debt restructuring arrangements. On September 7, 1995, the date these warrants were issued, the last reported bid and asked prices for the Company's Common Stock quoted in the over-the-counter market were $0.06 bid and $0.25 asked. See Item 12 of this Report.

  Although no other compensation is currently contemplated for directors of the Company, the Company's Bylaws permit compensation of directors. The Board reserves the right to change its policy as to compensation of directors from time to time based upon the financial condition of the Company, future performance and other relevant factors.

SUMMARY EXECUTIVE COMPENSATION

  The following Summary Compensation Table indicates the cash compensation paid by the Company as well as certain other compensation, paid or accrued for its fiscal years ended June 30, 1996, 1995 and 1994 to its Chief Executive Officer. No other executive officers received salary and bonus exceeding $60,000 per annum for such periods.

                                     Annual Compensation               Long Term Compensation
                              -------------------------------   -------------------------------
                                                                         Awards         Payouts
                                                     Other      ----------------------  -------
                                                     Annual     Restricted  Securities
                                                    Compen-       Stock     Underlying   LTIP    All Other
   Name and          Fiscal    Salary     Bonus     sation        Awards     Options/   Payouts   Compen-
Principal Position   Year(1)     ($)        ($)      ($)(2)        ($)        SARs(#)     ($)    sation($)
------------------   -------  ---------  ---------  --------    ---------  -----------  ------- ----------
Ronald H. Cole        1996     $63,130       --      $6,000(5)       --     1,000,000(6)    --         --
  Chairman of the
  Board and Chief
  Executive
  Officer  (3)

R. Eugene Rider,      1996     $49,118       --      $6,400(7)  $337,500(8)        --       --   $200,000(9)
  President & Chief   1995     $72,000       --          --          --            --       --         --
  Executive Officer   1994     $72,000       --          --          --            --       --         --
  (4)

________________________________________
(1) Information set forth in the table represents data for the fiscal years ended June 30, 1996 ("1996"), June 30, 1995 ("1995") and June 30, 1994
        ("1994").

(2) Total perquisites did not exceed the lesser of $50,000 or 10% of the executive's annual salary, bonus and other compensation.

(3) Mr. Cole was elected Chairman and Chief Executive Officer of the Company on September 7, 1995 and also was elected President on February 13, 1996.

(4) Mr. Rider resigned as the Company's Chief Executive Officer on September 7, 1995 and retired as President effective as of February 12, 1996.

(5)     Payment for services as a director and Chairman of the Board.

(6) Class A Warrants issued at an exercise price of $0.25 per shares expiring September 7, 2000. See "Executive Compensation" above and "September 1995 Change in Control Transactions" in Item 12 of this Report.

(7) Represents cash payments and installment payment obligations under a settlement agreement relating to the termination of employment. See "Settlement with Former Executive Officer; Changes in Executive Officers and Directors" in Item 12 of this Report.

(8) Represents the value of 250,000 shares of Common Stock issued to a trustee for the benefit of R. Eugene Rider and his spouse under a settlement agreement relating to the termination of employment. See "Settlement with Former Executive Officer; Changes in Executive Officers and Directors" in Item 12 of this Report.

(9) Represents a maximum contingent payment of $200,000 payable at the rate of 5% from proceeds of financings obtained by the Company after April 24, 1996, of which $34,488 was paid in June 1996.

STOCK OPTIONS

  The Company did not grant any stock options for the fiscal year ended
June 30, 1995 except for common stock warrants issued to new members of management, and there were no outstanding stock options granted during prior
periods.   The following tables summarize stock option activity during the fiscal year ended June 30, 1996 for each of the named officers shown in the table "Summary Executive Compensation":

                               Option/SAR Grants in Last Fiscal Year Ended June 30, 1996
                        ----------------------------------------------------------------------------
                                                                             Potential Realizable
                                                                                Value at Assumed
                         Number of    % of Total                              Annual Rates of Stock
                        Securities   Options/SARs                              Price Appreciation
                        Underlying    Granted to   Exercise or                  for Option Term
                       Options/SARs  Employees in  Base Price   Expiration  ------------------------
      Name              Granted (#)  Fiscal Year     ($/sh)        Date      5%($) (2)    10%($) (2)
---------------------   -----------  -----------  -----------  -----------  -----------  -----------
Ronald H. Cole         1,000,000 (1)      33.3%        $0.25       9/7/00    $  69,070    $ 152,628
R. Eugene Rider              -0-           --            --           --         --           --

_________________________________________________
(1) Warrants exercisable at $0.25 exercise price equal to the fair market value on date of grant. Does not include warrants issued to a general partnership in which Mr. Cole was a general partner insofar as the partnership held the warrants for the benefit of an unaffiliated third party.
(3) The dollar amounts under these columns are the result of calculations at 5% and 10% appreciation rates compounded annually as required by rules of the Securities and Exchange Commission, and are not intended to forecast possible future appreciation, if any, of the stock price.

                Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
                -----------------------------------------------------------------------------------------
                                                           Number of Securities        Value of Unexercised
                                                          Underlying Unexercised         In-the-Money
                                                              Options/SARs at          Options/SARs at
                                                           at Fiscal Year-End (#)   at Fiscal Year-End ($)(A)
                        Shares Acquired     Value        -------------------------  -------------------------
      Name                on Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
----------------------    ---------------  ------------  ---------- --------------  ----------- -------------
Ronald H. Cole                       -0-        n/a       1,000,000 /      -0-       $3,875,000/        -0-
R. Eugene Rider                      -0-        n/a             -0-        -0-             -0-          -0-

________________________________________________________________
(A) The value of unexercised in-the-money Class A Warrants is based upon an estimated fair market value for the common stock on June 30, 1996 of $4.125 per share, representing the mean between the last reported closing bid and asked prices for the common stock as of such date, less the warrant exercise price of $0.25 per share. At November 19, 1996, the value of such unexercised in-the-money Class A Warrants would have been $655,000, based upon an estimated fair market value for the common stock on November 19, 1996 of $0.905 per share, representing the mean between the last reported closing bid and asked prices for the common stock as of such date, less the warrant exercise price of $0.25 per share.

  The Company does not have any compensation plans involving stock appreciation rights or long-term incentive or deferred pension or profit-sharing plans. There are no retirement, annuity, savings or similar benefit plan which provide compensation to executive officers or directors except for group health and life insurance plans for employees.

1996 STOCK COMPENSATION PLAN

  On September 20, 1996, the Company's Board of Directors adopted a 1996
Stock Compensation Plan (the "Stock Plan") subject to approval of the Stock Plan within one year thereafter by stockholders of the Company. The purpose of the Stock Plan is to permit the Board or a Committee of the Board the flexibility of issuing shares of the Company's common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to the Company or any subsidiaries. A "subsidiary" of the Corporation for purposes of the Stock Plan is any corporation in which the Company at the time of a compensation award owns or controls, directly or indirectly, at least 50% or more of the outstanding voting capital stock.

  Shares may be issued under the Stock Plan solely in payment for the value of services actually rendered to the Company. In no event may shares be issued as compensation under the Stock Plan: (i) for services which are either directly or indirectly related to the offer or sale of securities in a capital-raising transaction by the Company or its affiliates; or (ii) for the sale of goods, merchandise, products or other tangible assets. Common stock issued as compensation under the Stock Plan will be valued at their fair market value on the date such shares are authorized to be issued to a plan participant for designated services rendered in a specified dollar amount. In determining the fair market value of any such payment, the Board or a Committee of the Board will take into consideration the quoted prices in the public market for common stock on the date shares are authorized for issuance and, if deemed applicable by the Board or the Committee to its determination of fair market value, a reasonable discount to quoted market prices not exceeding 25% of the low bid price on the date of such authorization if such discount is deemed appropriate to allow for price volatility and/or possible lack of liquidity based on reported prices and trading volume in the public market for the common stock when compared to the number of shares authorized for issuance as compensation and any applicable forfeiture or restrictive provisions relating to the award.

  Shares of common stock authorized by the Stock Plan may be issued as compensation only upon the execution of an agreement by the recipient to accept the same in lieu of all or a designated portion of cash compensation otherwise payable for his or her services. If the award of shares is subject to contractual restrictions or performance conditions that may result in a forfeiture, the recipient's interest in the shares may not be sold, assigned, transferred, pledged or otherwise encumbered prior to the date on which any applicable restriction or performance condition and period shall lapse without the requirement of forfeiture.

  The Stock Plan will be administered by the Board or by a Committee of not less than two directors. No member of the Committee will be eligible to participate in the Stock Plan while serving on the Committee. The Committee has the authority to (i) select the participants to whom common stock compensation may be granted; (ii) determine the number of shares and the fair market value thereof for each payment of common stock compensation; (iii) determine any other terms and conditions of common stock compensation payments, including but not limited to any restrictions or forfeiture conditions relating to the performance of services by the participant; (iv) determine whether, to what extent and under what circumstances a common stock payment of compensation under the Stock Plan may be deferred either automatically or at the election of the participant under a written agreement; and (v) approve any agreement executed by participants under the Stock Plan.

  Subject to approval of the Stock Plan by the Company's stockholders, up to 500,000 shares of common stock will be available for payment of compensation under the Stock Plan. If any shares are issued under the Stock Plan and subsequently cease to be outstanding as a result of any forfeiture or failure to satisfy restrictive conditions, such shares will again be available for compensation payments under the Stock Plan. No compensation awards under the Stock Plan have been made as of October 31, 1996.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information (except as otherwise indicated by footnote) as of October 31, 1996 as to the Company's common stock owned by (i) each person known by management to beneficially own more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:

                                                              Common Stock
                                    ----------------------------------------------------------------
                                       Shares Beneficially Owned,
                                    Disregarding Irrevocable Proxies
                                        Granted to the Company's
                                       Chief Executive Officer (1)           Voting Rights  (2)
                                    ---------------------------------   -----------------------------
     Name or Group  (3)               No. of Shares      % of Class     No. of Shares    % of Class
-------------------------------      --------------      ----------     -------------    ----------
Directors:
  Ronald H. Cole (4) ..............       1,000,000           14.9%         2,363,900         35.1%
  David J. Lopes (5) ..............         500,000            8.0%           500,000          8.0%
  Harry K. McCreery (6) ...........          62,000            1.1%               -0-           --
  Daryl M. Silversparre (7) .......       1,500,000           20.7%         1,500,000         20.7%

  All officers and directors
    as a group [4 persons] (8) ...        3,062,000           35.1%         4,363,900         49.9%

Other 5% Shareholders:
  R. Eugene Rider and Eva
    Forsberg-Rider, husband
    and wife (9) .................        1,301,900           22.7%               -0-           --


-------------------------------
(1)     The amounts and percentages of shares beneficially owned are based on
        5,729,837 shares of Common Stock outstanding at October 31, 1996, and includes Common Stock beneficially owned plus, where applicable, common stock issuable upon exercise of outstanding warrants held only by the person or group indicated that are fully exercisable or exercisable within 60 days after October 31, 1996.  No person listed in the table owns shares of Series A or Series B preferred stock.  Shares beneficially owned does not include shares any such person or group may be entitled to vote by proxy which are not otherwise owned by such person or group.  See Notes 4, 6 and 9.

(2) The amounts and percentages of voting rights are based on 7,742,450 shares entitled to vote as of October 31, 1996 (representing all outstanding shares of Common Stock and Series A preferred stock at one vote per share) plus, where applicable, common stock issuable upon exercise of outstanding warrants or conversion of Series B preferred stock held only by the person or group indicated that are fully exercisable or exercisable within 60 days after October 31, 1996. Does not include shares, however, beneficially owned by a person or group that such person or group are not entitled to vote as a result of irrevocable proxies granted to others. See Notes 4, 6 and 9. Holders of Series B preferred shares have no voting rights except as required by law. No person listed in the table owns shares of Series A or Series B preferred stock.

(3) To the best knowledge of the Company's management, the persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to the information contained in the footnotes to the table and, where applicable, community property laws.





(4)     Includes (i) as to shares beneficially owned, Class A warrants covering
        1,000,000 shares fully exercisable at $0.25 per share held directly by
        Mr. Cole; and (ii) as to voting shares, all of the foregoing plus the following shares that are subject to irrevocable proxies expiring on
        September 7, 1997 granted to Mr. Cole:  1,051,900 shares beneficially owned by R. Eugene Rider and Eva Forsberg-Rider, 250,000 shares owned by
        Gregory Timm as trustee for the benefit of R. Eugene Rider and Eva
        Forsberg-Rider and 62,000 shares owned by Harry K. McCreery.   See Notes
        6 and 9.  The business address for Mr. Cole is 1120-B Elkton Drive,
        Colorado Springs, Colorado 80907.

(5) Includes Class A warrants covering 500,000 shares fully exercisable at $0.25 per share held directly by Mr. Lopes. The business address for Mr. Lopes is 19421 Sierra Luna, Irvine, California 92715.

(6)     Includes 62,000 shares of Common Stock owned directly by Mr. McCreery.
        Such shares are excluded from voting rights insofar as all shares owned by Mr. McCreery are subject until September 7, 1997 to an irrevocable proxy granted by him to Ronald H. Cole. See Note 4. The business address for Mr. McCreery is 11190 Sunrise Valley Drive, Reston, Virginia
        22091.

(7) Includes 500,000 common shares issuable on exercise of Class A warrants that are fully exercisable at $0.25 per share, and 1,000,000 common shares issuable on exercise of Class B warrants that are fully exercisable at $0.10 per share held directly by Mr. Silversparre. The business address for Mr. Silversparre is 3649 El Caminito Street, La
        Crescenta, California 91214.

(8) Includes shares and voting rights, as applicable, described in Notes 4 through 7 above.

(9) Includes (i) 1,051,900 shares directly owned by Mrs. and Mrs. Rider, plus (ii) 250,000 shares held by Gregory Timm as trustee for the benefit of Mr. and Mrs. Rider until such shares are to be released to Mr. and Mrs. Rider on May 5, 1998. All shares shown in the table as directly or indirectly beneficially owned by Mr. and Mrs. Rider are subject until September 7, 1997 to irrevocable proxies granted by the registered owners to Ronald H. Cole. See Note 4. The business address for Mr. and
        Mrs. Rider is 1170 Becky Drive, Colorado Springs, Colorado 80921.



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTRODUCTION

  The Company was originally organized and commenced operations in September 1987 by purchasing certain assets of a predecessor disc manufacturing business originally founded in 1981.

  An initial public offering of 600,000 shares of the Company's Common
Stock was completed in December 1989 for net proceeds of $408,414.   A reverse
stock split of 1-for-100 shares was effected as to the Common Stock in April 1991. The Company did not operate profitably and efforts to obtain additional equity financing in 1990 and 1991 were unsuccessful.


1993 BANKRUPTCY PLAN

  As a result of foreclosure actions by its secured bank lender, on January 31, 1992 the Company voluntarily filed for creditor protection under Chapter 11 of the United States Bankruptcy Act with the United States Bankruptcy Court for the District of Colorado, Case No. 92-11150-DEC. The

Company continued to operate as a debtor-in-possession during the pendency of these proceedings. A Third Amended Plan of Reorganization (the "1993 Bankruptcy Plan") was confirmed by creditors with court approval on May 5, 1993. After providing for expenses of administration, the 1993 Bankruptcy Plan generally provided for: (i) payment in full of unsecured creditors with claims of $600 or less; (ii) the issuance to other unsecured creditors of 62,256 shares of the Company's Series A Redeemable Preferred Stock as settlement for $622,560 of pre-petition debts, issued at the rate of one share per $10.00 of allowed unsecured claims; and (iii) payment in full to secured creditors renegotiated to provide for payment in installments over periods ranging from five to seven years.

SEPTEMBER 1995 CHANGE IN CONTROL TRANSACTIONS

  On September 7, 1995, the Company received an unsecured loan of $50,000 from Daryl M. Silversparre, concurrently elected a director, to support the Company's immediate working capital requirements. This loan bears interest at 10.04% per annum. Interest only was payable monthly until December 7, 1995, at which time principal and interest are payable in twelve equal monthly installments of $2,308.17 each from December 7, 1995 through November 7, 1996. In consideration of this loan, the Company issued Mr. Silversparre Class B common stock purchase warrants covering 1,000,000 shares of the Company's Common Stock at an exercise price of $0.10 per share.

  Concurrent with the above loan, and as conditions to this financing, the Company elected Ronald H. Cole as the Company's Chairman of the Board and new Chief Executive Officer. The Board of Directors was expanded from three to seven members, and Messrs. Ronald H. Cole, Mark R. Lane, David J. Lopes and Daryl M. Silversparre were elected directors of the Company on September 5,
1995.   Mr. Ronald H. Cole also received irrevocable proxies from R. Eugene
Rider, Eva Forsberg-Rider, Angenette Rider and Harry K. McCreery then covering a total of 1,449,410 shares of the Company's Common Stock (approximately 51.5% of the total outstanding shares of Common and Series A preferred stock then entitled to vote) which granted Mr. Cole the right to vote such shares until September 7, 1997 on all matters submitted to a vote or consent of
stockholders.   The proxies provide that until September 7, 1997, these shares will not be sold or transferred by the stockholders who granted the proxies without the prior written consent of Mr. Cole, which consent may not be unreasonably withheld if the transferee acknowledges the validity of the proxy covering the shares. As a result of these transactions, there was a change in control of the Company effective on September 7, 1995. (Since September 1995, 40,000 shares held by Angenette Rider and 295,000 shares held by Mr. & Mrs. Rider have been released from the proxy restrictions, and similar proxy restrictions have been imposed upon 250,000 shares issued on April 24, 1996 in
trust for Mr. & Mrs. Rider in connection a settlement discussed below.   See
"Principal Shareholders".)

  In consideration of the agreements of Messrs. Cole, Lane, Lopes and Silversparre to be elected directors of the Company, and for their assistance in seeking additional capital for the Company and participating in pending negotiations to compromise and restructure the Company's secured debt obligations, on September 7, 1995 the Company issued Class A common stock purchase warrants covering a total of 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share to these new directors or their designees. See "Principal Shareholders" and "Description of Securities -- Common Stock Purchase Warrants".

DEBTS RENEGOTIATED, COMPROMISED OR SETTLED

  At June 30, 1995, unpaid secured debts remaining from the 1993
Bankruptcy Plan included: (i) $417,431 to a commercial bank; (ii) $293,520 to the Small Business Administration, collateralized by equipment; and (iii) $40,791 to a regional development corporation, collateralized by equipment.

  During December 1995, the Company settled and compromised approximately $417,497 in past-due obligations on the secured commercial bank debt for a cash payment of $127,921 paid in January 1996.

  In addition, the Company settled and compromised $220,534 of trade debt with four creditors in exchange for cash payments of $54,500 and the issuance of 270,000 shares of common stock, 351,950 Class C common stock purchase warrants exercisable at $0.01 per share and 10,000 Class A common stock purchase warrants exercisable at $0.25 per share. Subsequent to March 31, 1996, a total of 239,600 Class C common stock purchase warrants were exercised by the holders of those warrants.

  As a result of the above transactions, the Company's debt obligations were reduced by approximately $613,000 during the quarter ended December 31, 1995. The Company recorded $67,500 for the value of 270,000 restricted shares of common stock, or $0.25 per share, and $73,959 for the value of 351,950 Class C warrants, or $0.21 per warrant, as costs of issuing securities in compromise of trade debt obligations. For the quarter ended December 31, 1995, the Company recognized a net non-recurring gain of approximately $274,000 for debt forgiveness relating to the above debt compromise transactions.

   As of June 7, 1996, the Small Business Administration agreed to modify the Company's $313,000 in past due obligations under its secured loan to defer until a final maturity date of July 7, 2006 all past due installments of principal and interest and future interest. Payment of principal only will be required at the rate of $1,600 per month for three years, thereafter at $2,000 per month for three years, thereafter at $2,500 per month for two years, and thereafter at $2,700 per month for two years until final maturity of all unpaid principal and accrued interest on July 7, 2006. An additional monthly payment of $200 per month is also required for 100 months commencing July 7, 1996.

CONVERSION OF SERIES A REDEEMABLE PREFERRED SHARES INTO COMMON STOCK

  There were 62,256 shares of Series A Redeemable Preferred Stock ("Series
A preferred") outstanding at the beginning of the last fiscal year on July 1, 1995. During the quarter ended December 31, 1995, the Company offered to exchange ten shares of Common Stock for each outstanding share of Series A Preferred. The primary purpose of the exchange offer was to recapitalize the Company's balance sheet by substituting Common Stock for redeemable Series A Preferred shares and to relieve the Company of certain constraints requiring redemption of Series A preferred should the Company become profitable in the future. During the quarter ended December 31, 1995, the holders of 49,643 shares of Series A Preferred elected to accept the Company's exchange offer and converted the same into 496,430 shares of the Company's common stock, thus leaving a balance of 12,613 Series A preferred shares outstanding at December 31, 1995. Since more than 50% of the outstanding Series A preferred was retired as a result of these conversions, the conversion ratio for Series A preferred shares has reduced under the terms of the 1993 Bankruptcy Plan to five shares of Common Stock for each share of Series A preferred outstanding after completion of the exchange offer.

  Terms of the Series A Preferred not redeemed from net income of the Company provide that Series A preferred shares may be converted after June 30, 1998 into Common Stock. Conversion rights after June 30, 1998 are subject to the condition that all (but not less than all) of the Series A preferred then outstanding elect to convert into Common Stock. The Company, at its option, may waive the condition that all holders elect to convert into Common Stock if any of them desire to do so after June 30, 1998, but the Company is not required to waive that condition. Management's current policy is to permit the conversion of any Series A Preferred shares even prior to June 30, 1998 at the conversion rate of five shares of Common Stock for each share of Series A preferred, the exchange rate provided by the 1993 Bankruptcy Plan.

  At June 30, 1996, there were still 12,613 shares of Series A preferred outstanding. All of these Series A preferred shares were issued as of May 5, 1993 in exchange for unsecured debt of the Company at a rate of one share of Series A Preferred for $10 of allowed pre-petition unsecured creditor claims. The Company has a mandatory obligation in each of the fiscal years from 1994 through June 30, 1998 to redeem Series A preferred from 50% of the Company's net income after taxes and debt service at a redemption price of $11.00 per share and without any interest or dividends. Since the Company incurred net losses from operations in the fiscal years ended June 30, 1994, 1995 and 1996, no mandatory redemption payments on Series A Preferred have been paid. The liquidation preference for Series A Preferred shares is $11.00 per share.

SALE OF 52,000 SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK
FOR $254,554 NET PROCEEDS

  From January through May 1996 the Company completed a private placement offering of 52,000 shares of a new series of Series B convertible preferred stock ("Series B preferred") at $5.00 per share. A portion of proceeds from the sale of Series B preferred was applied to payment and compromise of debt settlements discussed above and the balance was applied for working capital purposes to sustain the Company's operations in the first six months of calendar 1996.

  Series B Preferred shares are entitled to a 10% annual cumulative dividend payable in cash or in Common Stock, are convertible into Common Stock at $0.50 per share (ten shares of Common Stock for each share of Series B preferred) and are entitled to a preference in liquidation of $5.00 per share plus accrued and unpaid dividends. Accrued and unpaid dividends are waived in the event of conversion into Common Stock. As of June 30, 1996, a total of 32,000 shares of Series B preferred had been converted into 320,000 shares of Common Stock. Preferred dividends in arrears totaled $4,334 for the Series B preferred stock at June 30, 1996, of which $3,020 have been waived by subsequent conversion of an additional 14,000 shares of Series B preferred into 140,000 shares of Common Stock.

SETTLEMENT WITH FORMER EXECUTIVE OFFICERS; CHANGES IN EXECUTIVE
OFFICERS AND DIRECTORS

  The Company was a party to an employment agreement with R. Eugene Rider, its former President, for a term expiring on June 30, 1999. Under a Settlement Agreement and General Release dated and consummated as of April 24, 1996 (the "Settlement Agreement"), the Company negotiated a settlement of all employment and other claims of Mr. Rider and his spouse, Eva Forsberg-Rider,
the Company's former Secretary-Treasurer.   The Settlement Agreement required,
among other things, issuance of 250,000 shares of the Company's Common Stock on April 24, 1996 to a trust for the benefit of Mr. and Mrs. Rider, payment of $60,000 at the rate of $1,000 per month (the unpaid portion of which may be paid in Common Stock at the Company's option in the event of a subsequent merger of the Company with another entity), 5% of any proceeds realized by the

Company from any future equity financing, recapitalization, sale of equipment, merger or acquisition transaction up to a maximum payment to Mr. Rider of $200,000, and payment in installments of $6,400 in wages and $20,000 for repayment of an unsecured note obligation.

  Under the Settlement Agreement, Mr. Rider and Mrs. Rider resigned as officers and directors of the Company effective as of February 12, 1996 pursuant to their retirement. The expense of the Settlement Agreement, including all of the maximum $200,000 represented by 5% contingent payment obligations (of which $34,488 was paid in July 1996), has been accrued in the Company's financial statements for the fiscal year ended June 30, 1996. The Company has agreed to register the 250,000 shares issued under the Settlement Agreement on Form S-8 under the Securities Act of 1933 not later than June 5, 1998, and the trustee for the 250,000 shares has granted an irrevocable proxy
to Ronald H. Cole to vote such shares until September 7, 1997.   The
Settlement Agreement includes a mutual exchange of releases among the parties as to all claims except for obligations to be performed under the Settlement Agreement. The Company paid Mr. Rider $34,487.50 as a portion of the 5% contingent payment obligations based on the Company's sale of Common Stock in June and July 1996 for gross proceeds of $689,750 described below.

  Effective February 13, 1996, Ronald H. Cole was elected President, Treasurer and Chief Financial Officer of the Company in addition to his then existing position and duties as the Company's Chairman of the Board and Chief
Executive Officer.   Daryl M. Silversparre, a director, was elected corporate
Secretary effective February 13, 1996 to fill the vacancy created by Mrs.
Forsberg-Rider's resignation.   Mr. Mark Lane resigned as a director of the
Company effective as of April 18, 1996.   As a result of the above changes,
the Company currently operates with a board of four directors as described in
Item 9 of this Report.

SALE OF COMMON STOCK FOR $609,750  ($570,945 NET PROCEEDS
RECEIVED IN FISCAL 1996)

  During June and July 1996, the Company issued and sold 919,666 shares of its Common Stock in a private placement for $689,750 in cash ($0.75 per share) to 19 investors, of which 873,000 shares were sold in the fiscal year ended June 30, 1996 for net proceeds of $570,945. The purpose of the financing was to obtain additional working capital required to sustain the Company's operations, reduce past due debt obligations and to finance certain expenses incurred in connection with a proposed merger and private placement offering required to finance the merger. See "Abandonment of Proposed Merger with KSI;3SI" below. Investors in this offering were granted certain rights for the registration of their shares under the Securities Act of 1933, including "piggy-back" rights to participate in one registration if the Company files a registration statement after September 30, 1996, and a mandatory registration right exercisable in June 1997 if the investors have not been offered piggy-back rights to participate in a registration statement prior to May 31, 1997.

ISSUANCE OF COMMON STOCK AND CLASS D WARRANTS FOR CONSULTING SERVICES

  In June and July 1996, the Company authorized the issuance of 42,500 shares of Common Stock in partial payment of consulting services rendered by independent third parties. These included 22,500 shares for services relating to Internet and electronic software delivery consulting services and 20,000 shares for financial consulting services relating to the Company's capital-raising activities. The Company also issued 10,000 Class D Warrants exercisable until December 31, 2001 at $0.25 per share for consulting services relating to the Company's capital-raising activities.

ABANDONMENT OF PROPOSED MERGER WITH KSI;3SI

  On May 15, 1996, the Company announced it had entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kimbrough Computer Sales Inc. 3SI, Inc. ("KSI;3SI"), three stockholders and executive officers of KSI;3SI and Ronald H. Cole, the Company's Chief Executive Officer.

  On September 16, 1996, the Company announced that the Reorganization Agreement expired on September 15, 1996 without a closing of the proposed merger between KSI;3SI and the Company.

  The Reorganization Agreement, as amended on August 2, 1996, contemplated a proposed merger of KSI;3SI with a subsidiary of the Company such that KSI;3SI would become a wholly-owned subsidiary of the Company. The consideration to be received by KSI;3SI Shareholders upon completion of the merger and closing of the Reorganization Agreement was required to include $1,200,000 in cash to be paid by the Company and newly-issued Common Stock of the Company in an amount equal to 60% of the total shares of Company Common Stock then outstanding and reserved for issuance on a fully-diluted basis. The Company would also have been obligated at closing to pay approximately $1,014,000 of 3SI indebtedness incurred by the KSI;3SI shareholders incurred in connection with financing their August 1993 acquisition of KSI;3SI. At closing, current management would have resigned and Mr. Cole and the Company had agreed to cause 2,391,217 of the Company's outstanding Class A common stock purchase warrants and 741,379 of the Company's Class B common stock warrants held by certain members of the Company's Board and their affiliates to be cancelled.

  Closing of the Reorganization Agreement was subject to completion or waiver of various conditions precedent including, among others, additional common stock equity financing in an amount of approximately $4.4 million, satisfactory completion of due diligence investigations and completion of KSI;3SI audited financial statements. On September 16, 1996, the Company determined that these conditions had not all been met and negotiations with prospective investors to obtain $4.4 million in additional equity financing had not been successful. Discussions with KSI;3SI led the Company's management to conclude that KSI;3SI and the Company could not agree to terms that would have permitted the proposed merger to be restructured or for the Reorganization Agreement to be extended on mutually acceptable terms. With the expiration of the Reorganization Agreement, the Company was required to surrender its interest in KSI;3SI's Diamond Shield system developed for Internet security solutions so that KSI;3SI may continue to pursue development of that project with financing from other sources. As a result of abandoning the proposed merger with KSI;3SI, the Company estimates that approximately $40,000 of costs incurred in connection with the proposed merger and related financing efforts will be written off in the first quarter of Fiscal 1997.

EXCHANGE OF 1,000,000 CLASS A WARRANTS FOR 250,000 SHARES OF COMMON STOCK

  On September 27, 1996, the Company received the tender of an offer by RCML Partners (the "Exchange Agreement") as the registered holder of 1,000,000 Class A common stock purchase warrants, to tender all such 1,000,000 Class A Warrants in payment and exchange for the exercise price payable for the issuance of 250,000 shares of the Company's common stock pursuant to the Class A warrants. Ronald H. Cole, President and a director of the Company, is one of the general partners of RCML Partners. The Exchange Agreement provided for the 250,000 shares of common stock to be issued to one individual investor residing in England, as the beneficiary of the Class A common stock purchase warrants registered in the name of RCML Partners. The Exchange Agreement was accepted by the Company on September 28, 1996, at which date 250,000 shares of Common Stock were issued in exchange for surrender and cancellation of the 1,000,000 Class A warrants.

  The exercise price for the Class A warrants was $0.25 per share and the closing price for the Company's Common Stock in the over-the-counter market on the date of the Exchange Agreement of September 27, 1996 was $1.625 per share. The tendering Class A warrant holder agreed in the Exchange Agreement to discount the value of the 1,000,000 Class A Warrants in making the exchange offer to reflect a lack of liquidity for the Class A Warrants and the underlying shares of Common Stock as a result of the size of the block and restrictions as to resale under applicable securities laws. Before taking into account discounts in value attributable to limitations on the liquidity of the Class A warrants and shares of the underlying Common Stock due to applicable securities law restrictions and a limited public market for the Common Stock, the 1,000,000 Class A warrants tendered as payment would have had a value as of September 27, 1996 of $1,375,000 (based upon the difference between the quoted market value of $1.625 per share of Common Stock underlying the Class A warrants less the exercise price of $0.25 per warrant) and the market value of 250,000 shares of Common Stock issued in exchange was $406,250. As such, the Company's Board of Directors determined that the cancellation of 1,000,000 Class A Warrants represented fair and adequate consideration for the 250,000 shares of Common Stock issued under the Exchange Agreement.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.   The following exhibits are filed with this Report or are
incorporated by reference herein:

# Indicates exhibits filed with this Report; all other exhibits are incorporated by reference to prior filings.

(M)     Denotes management contract or compensation plan or arrangement.


     Exhibit
       No.          Description
     -------        -------------------------------------------------------

#  3.1    Amended and Fully Restated Articles of Incorporation of the
          Registrant, as filed with the Secretary of State of Colorado on June
          23, 1989.

#  3.2    Articles of Amendment to Registrant's Articles of Incorporation, as
          filed with the Secretary of State of Colorado on April 22, 1991.

#  3.3    Certificate of Designation as to Registrant's Redeemable Series A
          Convertible Preferred Stock filed with the Secretary of State of
          Nevada on June 29, 1993.

#  3.4    Certificate of Designation as to Registrant's 10% Series B Convertible
          Preferred Stock filed with the Secretary of State of Nevada on July 3,
          1996.

#  3.5.1  By-Laws of the Registrant.

#  3.5.2  Amendment to Section 3.3 of the Registrant's By-Laws adopted on
          September 5, 1990.

   10.1   Employment Agreement dated July 1, 1989 between the Registrant and R.
          Eugene Rider, as amended by resolutions adopted on May 23, 1994 by the Registrant's Board of Directors, incorporated by reference to Exhibit
          10.1 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.







   10.2.1 Office Warehouse Lease dated June 23, 1989 between Paragon Phase II,
          Inc., as landlord, and the Registrant, as tenant, for premises at Elton Drive, Colorado Springs, Colorado, incorporated by reference to
          Exhibit 10.2.1 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

   10.2.2 Lease Amendment dated May 16, 1994 to Office Warehouse Lease between
          Elkton-Park L.L.C., successor to Paragon Phase II, Inc., as landlord, and the Registrant, as tenant, for premises at Elton Drive, Colorado
          Springs, Colorado, incorporated by reference to Exhibit 10.2.1 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

   10.3.1 Notice of Third Amended Plan of Reorganization of the Registrant dated
          March 29, 1993 pursuant to U.S. Bankruptcy Court Proceedings, Case No.
          92-11150-DEC, incorporated by reference to Exhibit 10.3.1 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended
          June 30, 1995.

   10.3.2 Second Amended Disclosure Statement for Second Amended Plan of
          Reorganization of the Registrant dated October 8, 1992 pursuant to U.S. Bankruptcy Court Proceedings, Case No. 92-11150-DEC, incorporated by reference to Exhibit 10.3.2 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

   10.4.1 Irrevocable Proxy dated as of September 7, 1995, by R. Eugene Rider and Eva Forsberg-Rider in favor of Ronald H. Cole as to 1,347,410 shares of Registrant's common stock, incorporated by reference to
          Exhibit 10.4.1 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

   10.4.2 Irrevocable Proxy dated as of September 7, 1995, by Harry K. McCreery in favor of Ronald H. Cole as to 62,000 shares of Registrant's common stock, incorporated by reference to Exhibit 10.4.3 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended
          June 30, 1995.

# 10.4.3 Release dated November 8, 1995 of Irrevocable Proxy as to 45,000 shares held by R. Eugene Rider and Eva Forsberg-Rider executed by Ronald H. Cole.

# 10.4.4 Release dated April 24, 1996 of Irrevocable Proxy as to 40,000 shares held by Angenette N. Rider executed by Ronald H. Cole.

# 10.4.5 Release dated April 24, 1996 of Irrevocable Proxy as to 250,000 shares held by R. Eugene Rider and Eva Forsberg-Rider executed by Ronald H.
          Cole.

# 10.4.6 Irrevocable Proxy dated as of April 24, 1996, by Gregory Timm, Trustee for the benefit of R. Eugene Rider and Eva Forsberg-Rider in favor of Ronald H. Cole as to 250,000 shares of Registrant's common stock.

  (M)     10.5.1    Class A Common Stock Purchase Warrant covering 500,000 shares of common stock at an exercise price of $0.25 per share expiring on
                    September 7, 2000 granted by Registrant to Daryl M.Silversparre, incorporated by reference to Exhibit 10.5.1 filed with Registrant's
                    Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

  (M)     10.5.2    Class A Common Stock Purchase Warrant covering 1,000,000 shares of common stock at an exercise price of $0.25 per share expiring on
                    September 7, 2000 granted by Registrant to Ronald H. Cole, incorporated by reference to Exhibit 10.5.2 filed with Registrant's
                    Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

  (M)     10.5.3    Class A Common Stock Purchase Warrant covering 1,000,000 shares of common stock at an exercise price of $0.25 per share expiring on
                    September 7, 2000 granted by Registrant to RCML Partners, incorporated by reference to Exhibit 10.5.3 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.






  (M)     10.5.4    Class A Common Stock Purchase Warrant covering 500,000 shares of common stock at an exercise price of $0.25 per share expiring on
                    September 7, 2000 granted by Registrant to David J. Lopes, incorporated by reference to Exhibit 10.5.4 filed with Registrant's
                    Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

  (M)     10.6      Class B Common Stock Purchase Warrant covering 1,000,000 shares of common stock at an exercise price of $0.10 per share expiring on
                    September 7, 2000 granted by Registrant to Daryl M. Silversparre, incorporated by reference to Exhibit 10.6 filed with Registrant's
                    Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

   10.7   10.04% Promissory Note for $50,000 due in installments to December 7,
          1996 issued by Registrant to Daryl M. Silversparre, incorporated by reference to Exhibit 10.7 filed with Registrant's Annual Report on From 10-KSB for the fiscal year ended June 30, 1995.

   10.8.1 Settlement Agreement dated October 23, 1995 between the Registrant and
          El Mar Plastics, Inc., incorporated by reference to Exhibit 10.8.1 filed with Registrant's Quarterly Report on From 10-QSB for the period ended December 31, 1995.

   10.8.2 Class C Common Stock Purchase Warrants covering 112,350 shares of common stock at an exercise price of $0.01 per share expiring on December 15, 2000 granted by Registrant to El Mar Plastics, Inc., incorporated by reference to Exhibit 10.8.2 filed with Registrant's
          Quarterly Report on From 10-QSB for the period ended December 31,
          1995.

   10.9.1 Settlement Agreement dated October 23, 1995 between the Registrant and
          Creative Data Products, Inc., incorporated by reference to Exhibit
          10.9.1 filed with Registrant's Quarterly Report on From 10-QSB for the period ended December 31, 1995.

   10.9.2 Class C Common Stock Purchase Warrants covering 180,000 shares of common stock at an exercise price of $0.01 per share expiring on December 15, 2000 granted by Registrant to Creative Data Products,
          Inc., incorporated by reference to Exhibit 10.9.2 filed with Registrant's Quarterly Report on From 10-QSB for the period ended
          December 31, 1995.

   10.10  Settlement Agreement dated October 12, 1995 between the Registrant and
          SV International, Inc., incorporated by reference to Exhibit 10.10 filed with Registrant's Quarterly Report on From 10-QSB for the period ended December 31, 1995.

   10.11.1          Settlement Agreement dated December 15, 1995 between the Registrant and Robert J. Punko Marketing, Inc., incorporated by reference to
                    Exhibit 10.11.1 filed with Registrant's Quarterly Report on From 10-
                    QSB for the period ended December 31, 1995.

   10.11.2          Class C Common Stock Purchase Warrants covering 59,600 shares of common stock at an exercise price of $0.01 per share expiring on
                    January 15, 2001 granted by Registrant to Robert J. Punko Marketing,
                    Inc., incorporated by reference to Exhibit 10.11.2 filed with
                    Registrant's Quarterly Report on From 10-QSB for the period ended
                    December 31, 1995.

   10.12 Form of Subscription Agreement for the private placement of Registrant's 10% Series B convertible preferred stock, incorporated by reference to Exhibit 10.12 filed with Registrant's Quarterly Report on From 10-QSB for the period ended December 31, 1995.

   10.13.1          Settlement Agreement and General Release dated as of April 24, 1996 among the Registrant, Ronald H. Cole, R. Eugene Rider and Eva
                    Forsberg-Rider, incorporated by reference to Exhibit 10.13 filed with
                    Registrant's Quarterly Report on From 10-QSB for the period ended
                    March 31, 1996.

#  10.13.2          Settlement Trust Agreement dated April 24, 1996 among the Registrant,
                    Ronald H. Cole and Gregory Timm as trustee for the benefit of R.
                    Eugene Rider and Eva Forsberg-Rider.



#  10.14  Modification of Promissory Note between the Registrant and Small
          Business Administration dated June 7, 1996.

#  10.15.1          Form of Subscription Agreement for the private placement of
                    Registrant's common stock in June 1996.

#  10.15.2          Amendment to Subscription Agreement for the private placement of
                    Registrant's common stock in June 1996.

#  10.15.3          Registration Rights Agreement between Registrant and investors purchasing common stock sold in June 1996.

# 10.16 Class D Common Stock Purchase Warrants covering 10,000 shares of common stock at an exercise price of $0.25 per share expiring on December 31, 2001 granted by Registrant to International Capital.

#  10.17  Consulting Agreement dated June 25, 1996, among the Registrant,
          Transpac Holdings, Inc. and Precise Precision Products.

# 10.18 Sale of Services Agreement dated July 19, 1996 between the Registrant and Horizon Interactive, Inc.

#  10.19  Registrant's 1996 Stock Compensation Plan.

# 10.20 Agreement to Tender 1,000,000 Class A Common Stock Purchase Warrants in exchange for 250,000 shares of Common Stock dated September 27, 1996 between the Registrant and RCML Partners.

#  27     Financial Data Schedule at June 30, 1996.



(b)      REPORTS ON FORM 8-K.

   The Company filed a Current Report on Form 8-K dated as of May 15, 1996, amended as of August 16, 1996 and as of September 17, 1996, concerning an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Kimbrough Computer Sales Inc. 3SI, Inc. ("3SI") and certain parties affiliated with 3SI or the Company, relating to a proposed merger of 3SI and the Company. On September 16, 1996, the Company announced that the Reorganization Agreement expired on September 15, 1996 without a closing of the proposed merger. Reference is made to the caption "Abandonment of Proposed Merger with KSI;3SI" in Item 12 of this Report.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 10, 1996
        -----------------

        BROWN DISC PRODUCTS COMPANY, INC.
              (Registrant)


        By:  /s/  Ronald H. Cole
             ---------------------------------
             Ronald H. Cole, President and Treasurer
                (principal executive officer; principal financial officer;
                 principal accounting officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                    Capacity                  Date
-------------------------        ---------            ----------------


/s/ Ronald H. Cole               Director               December 10, 1996
-------------------------
Ronald H. Cole


/s/ David J. Lopes               Director               December 10, 1996
-------------------------
David J. Lopes


                                 Director
-------------------------
Harry K. McCreery


/s/ Daryl M. Silversparre        Director               December 10, 1996
-------------------------
Daryl M. Silversparre





                                  - 41 -
