Form 10QSB
period 1996-09-30
BROWN DISC PRODUCTS CO INC
filed 1997-01-27
CIK 855373

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended:  SEPTEMBER 30, 1996.


[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934




                       Commission File No. 33-31068


                     BROWN DISC PRODUCTS COMPANY, INC.
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


       Colorado                                         84-1067075
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1120-B Elkton Drive, Colorado Springs, Colorado            80907-3568
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:    (719) 593-1015


                             (Not applicable)
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without par
value, outstanding as of January 23, 1997:   5,729,837 shares

Transitional Small Business Disclosure Format (check one):   YES [ ]    NO [X]


==============================================================================

                     BROWN DISC PRODUCTS COMPANY, INC.
                                   INDEX

                                                                      Page
                                                                     Number

Part I   - FINANCIAL INFORMATION:

Item 1.    Unaudited Financial Statements:

           Balance Sheets at September 30, 1996 and June 30, 1996 ...   1

           Statements of Operations for the Three Months
             ended September 30, 1996 and 1995 ......................   3

           Statements of Cash Flows for the Three Months
             ended September 30, 1996 and 1995 ......................   4

            Statement of Changes in Stockholders' Equity
             for the Three Months ended September 30, 1996 ..........   5

           Notes to Unaudited Financial Statements ..................   6

Item 2.    Management's Discussion and Analysis or Plan of Operation:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............  10

Part II  - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K .........................  13

Signatures ..........................................................  14


             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: economic, competitive and technological factors affecting the Company's operations, markets, services and prices, market acceptance of new products or services, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

CAUTIONARY STATEMENTS

      In connection with the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Reference is made to Exhibit 99.1 filed with this Report.

                      PART I.  FINANCIAL INFORMATION



                     BROWN DISC PRODUCTS COMPANY, INC.
                              BALANCE SHEETS
                                (Unaudited)



                                               September 30,        June 30,
                                                    1996              1996
                                                -----------       -----------

ASSETS:

Current Assets:
  Cash ......................................   $    65,436       $   615,229
  Accounts receivable -- net of allowance
    for doubtful accounts of $17,609 at
    at September 30, 1996 and June 30, 1996 .       267,240           187,827
  Inventory .................................       130,171            86,411
  Other .....................................           --             19,280
                                                -----------       -----------
Total Current Assets ........................       462,847           908,747
                                                -----------       -----------

Property, Plant and Equipment:
  Property, plant & equipment, at cost ......     1,453,657         1,422,213
  Less accumulated depreciation .............    (1,335,221)       (1,327,345)
                                                -----------       -----------

Property, Plant & Equipment, net ............       118,436            94,868
                                                -----------       -----------

Other Assets ................................         9,690             6,271
                                                -----------       -----------

Total Assets ................................   $   590,973       $ 1,009,886
                                                ===========       ===========






         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                        BALANCE SHEETS (continued)
                                (Unaudited)

                                               September 30,        June 30,
                                                    1996              1996
                                                -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable ..........................   $    79,541       $   360,296
  Accrued liabilities .......................       181,789            93,539
  Accrued liabilities to related parties ....       184,731           235,400
  Current portion of notes payable
    to related parties ......................        42,355            54,409
  Current portion of notes payable ..........        10,204            35,102
                                                -----------       -----------
Total Current Liabilities ...................       498,620           778,746
                                                -----------       -----------
Long-term Debt:
  Notes payable to related parties ..........        37,974            39,798
  Note payable ..............................       330,592           313,520
                                                -----------       -----------
Total Long-term Debt ........................       368,566           353,318
                                                -----------       -----------
Total Liabilities ...........................       867,185         1,132,064
                                                -----------       -----------
Redeemable Preferred Stock:
  Series A Redeemable Preferred stock,
    no par value; 63,000 shares authorized,
    12,613 shares outstanding at September
    30, 1996 and June 30, 1996 ..............       134,328           133,698
                                                -----------       -----------
Stockholders' Deficiency:
  Preferred stock, no par value,
    49,937,000 shares authorized:
      200,000 shares designated 10% Series B
      Convertible Preferred stock,
      liquidation preference $5.00
      per share; outstanding, 6,000 shares
      at September 30, 1996 and 20,000 shares
      at June 30, 1996 ......................        26,368            96,368
  Common stock, no par value,
    50,000,000 shares authorized;
     5,729,837 shares outstanding at
     September 30, 1996 and 5,070,671 shares
     outstanding at June 30, 1996 ...........     1,964,926         1,770,889
  Warrants ..................................        27,336            61,323
  Additional paid-in capital ................       543,930           554,560
  Accumulated deficit .......................    (2,973,101)       (2,729,016)
                                                -----------       -----------
Total Stockholders' Deficiency ..............      (410,541)         (255,876)
                                                -----------       -----------
Total Liabilities and Stockholders' Equity ..   $   590,973       $ 1,009,886
                                                ===========       ===========







         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three Months ended September 30,
                                               -------------------------------
                                                      1996              1995
                                                 -----------       -----------

Net Sales ...................................   $   431,632       $   319,392

Cost of Sales ...............................       306,791           234,124
                                                -----------       -----------

Gross Margin ................................       124,841            85,268
                                                -----------       -----------

Operating Costs and Expenses:
  General and administrative ................       324,453            67,772
  Selling ...................................        38,189            31,065
                                                -----------       -----------
Total Operating Costs and Expenses ..........       362,642            98,837
                                                -----------       -----------

Operating Loss ..............................      (237,801)          (13,569)

Other Income (Expense):
  Interest expense ..........................        (6,284)          (18,689)
                                                -----------       -----------
Net Loss ....................................      (244,085)          (32,258)

Increase in Carrying Value of Redeemable
  Preferred Stock and Preferred
  Stock Dividends ...........................        (1,308)           (3,000)
                                                -----------       -----------

Net Loss Attributable to Common Shares ......   $  (245,465)      $   (35,258)
                                                ===========       ===========

Per Common Share:
  Net loss ..................................   $      (.05)      $      (.01)
  Increase in carrying value of redeemable
    preferred stock and preferred
    stock dividends .........................          (.00)             (.00)
                                                -----------       -----------
  Net loss attributable to common shares ....   $      (.05)      $      (.01)
                                                ===========       ===========

Weighted Average Common Shares Outstanding...     5,384,683         2,751,641
                                                ===========       ===========










           See accompanying notes to unaudited financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months ended September 30,
                                                   -------------------------------
                                                          1996              1995
                                                     -----------       -----------

OPERATING ACTIVITIES:
Net loss .........................................   $  (244,085)      $   (32,258)
Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Stock issued for services ....................           --                --
    Asset write-downs ............................           --                --
    Depreciation .................................         7,831            11,210
    Loss on sale of equipment ....................           --                --
    Gain on restructuring of troubled debt .......           --                --
    Changes in operating assets and liabilities:
      Accounts receivable ........................       (79,413)          (37,561)
      Inventory ..................................       (43,760)          (12,393)
      Other assets ...............................        15,861            19,279
      Accounts payable ...........................      (242,505)           37,113
      Accrued liabilities ........................        88,250            (2,096)
      Accrued liabilities to related parties .....       (50,669)              --
                                                     -----------       -----------
Cash Provided By (Used In) Operating Activities ..      (548,490)          (16,706)
                                                     -----------       -----------
INVESTING ACTIVITIES:
Proceeds from sale of equipment ..................           --                --
Purchases of equipment ...........................       (31,399)           (1,289)
                                                     -----------       -----------
Cash Provided By (Used In) Investing Activities ..       (31,399)           (1,289)
                                                     -----------       -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...........        50,000               --
Proceeds from issuance of preferred stock ........           --                --
Proceeds from exercise of warrants ...............         1,800               --
Proceeds from borrowings .........................           --             50,000
Repayment of notes payable .......................       (21,704)          (17,479)
Repayment of capital lease obligations ...........           --                --
                                                     -----------       -----------
Cash Provided By (Used In) Financing Activities ..        30,096            32,521
                                                     -----------       -----------
NET INCREASE (DECREASE) IN CASH ..................      (549,793)           14,526
Cash, Beginning of Period ........................       615,229             3,890
                                                     -----------       -----------
CASH, END OF PERIOD ..............................   $    65,436       $    18,416
                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest ...........................   $     6,284       $       --

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Redeemable preferred stock exchanged for
  common stock ...................................   $       --        $       --
Stock issued for services ........................           --                --
Warrants issued to satisfy accounts payable ......           --                --
Common stock issued to satisfy accounts payable ..        38,250               --



           See accompanying notes to unaudited financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

                    Preferred Stock
                       Series B             Common Stock            Warrants       Additional
                  ------------------  ----------------------  -------------------   Paid-in   Accumulated
                   Shares     Amount    Shares       Amount     Shares    Amount    Capital     Deficit        Total
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------

BALANCES,
 JUNE 30, 1996..    20,000  $ 96,368  5,070,671  $ 1,770,889    302,350  $ 61,323  $ 544,560  $(2,729,016) $  (255,876)

Sale of
 common stock
 for cash.......       --        --      66,666       50,000        --        --         --           --        50,000

Conversion
 of Series B
 preferred
 stock to
 common stock...   (14,000)  (70,000)   140,000       70,000        --        --         --           --           --

Warrants
 exercised......       --        --     180,000       35,787   (180,000)  (33,987)       --           --         1,800

Issuance of
 common stock
 to satisfy
 accounts
 payable........       --        --      22,500       38,250        --        --         --           --        38,250


Issuance of
 common stock
 for cancellation
 of 1,000,000
 Class A
 warrants.......       --        --     250,000          --         --        --         --           --           --

Increase in
 carrying value
 of redeemable
 preferred
 stock..........       --        --         --           --         --        --        (630)         --          (630)


Net loss........       --        --         --           --         --        --         --      (244,085)    (244,085)

                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
BALANCES,
 SEPT 30, 1996..     6,000  $ 26,368  5,729,837  $ 1,964,926    122,350  $ 27,336  $ 543,930  $(2,973,101) $  (410,541)
                  ========  ========  =========  ===========  =========  ========  =========  ===========  ===========








         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996

NOTE 1.     BASIS OF PRESENTATION; UNAUDITED INTERIM STATEMENTS

The accompanying unaudited financial statements at September 30, 1996 have been prepared by Brown Disc Products Company, Inc. (the "Company") pursuant to the rules of the Securities and Exchange Commission ("Commission"). The information set forth in the financial statements as of September 30, 1996 and for the three month periods ended September 30, 1996 and 1995 are derived from financial statements which are not covered by the report of independent public accountants and may be subject to normal year-end audit adjustments. In the opinion of management, the unaudited data for these interim periods reflects all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the unaudited financial statements and notes thereto included in this Report be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

The unaudited statements of operations for the interim periods included with this Report are not necessarily indicative of the results to be expected for the full year.

NOTE 2.     GOING CONCERN QUALIFICATION; MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had a net capital deficiency of $411,000 at September 30, 1996 and has sustained substantial operating losses in recent years and for the three months ended September 30, 1996. The Company's liabilities of $867,000 at September 30, 1996 exceeded its total assets of $591,000 at that date. It had a negative working capital at September 30, 1996 of $36,000 resulting from an excess of $499,000 in current liabilities compared to current assets of $463,000 at September 30, 1996. These factors, among others, adversely affect the ability of the Company to continue as a going concern. The interim financial statements included with this Report do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 1996, management has taken steps to decrease
costs, increase margins and increase revenues.   During the first quarter of
the current fiscal year commencing July 1996, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities. The added internal capacity is expected to improve gross margins for these services. The Company is also evaluating the possibility of adding capacity to process CD-ROM replications internally and intends to introduce electronic software distribution services which are expected to increase revenues.

                            SEPTEMBER 30, 1996

NOTE 2.     GOING CONCERN QUALIFICATION; MANAGEMENT'S PLAN (continued)

The Company is continuing to seek and evaluate candidates for possible acquisition of another business, although there can be no assurance that an acquisition will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.

Management intends to monitor the progress of the Company's software media storage and duplication businesses and reserves the right to redeploy its assets if satisfactory progress is not achieved.

NOTE 3.     INVENTORIES

Inventories consist of the following at September 30, 1996 and June 30, 1996:

                                            September 30,        June 30,
                                                 1996               1996
                                            ------------       ------------
   Raw materials .........................  $     48,986       $     28,571
   Work-in-process .......................        31,539             31,140
   Finished goods ........................        49,646             26,700
                                            ------------       ------------
       Total Inventories .................  $    130,171       $     86,411
                                            ============       ============

NOTE 4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 1996 and June 30, 1996:

                                            September 30,        June 30,
                                                 1996               1996
                                            ------------       ------------
   Manufacturing equipment ...............  $  1,149,718       $  1,139,329
   Quality control equipment .............       126,292            126,292
   Office furniture and equipment ........       159,826            138,771
   Leasehold improvements ................        17,821             17,821
                                            ------------       ------------
                                               1,453,657          1,422,213
   Less accumulated depreciation .........    (1,335,221)        (1,327,345)
                                            ------------       ------------
   Property and equipment -- net .........  $    118,436       $     94,868
                                            ============       ============

NOTE 5.     STOCKHOLDERS' EQUITY

Class C common stock purchase warrants were exercised for the purchase of 180,000 shares of common stock at $1,800 on July 3, 1996.

The Company issued 22,500 shares of its common stock on July 19, 1996 in payment of $38,240 of accounts payable for consulting services.

                            SEPTEMBER 30, 1996

NOTE 5.     STOCKHOLDERS' EQUITY (continued)

During the quarter ended September 30, 1996, 14,000 shares of the Series B convertible preferred stock were converted into 140,000 shares of the Company's common stock. Accrued and unpaid dividends were automatically waived on the shares converted.

During June and July 1996, the Company issued and sold 919,666 shares of its Common Stock in a private placement for $689,750 in cash ($0.75 per share) to 19 investors, of which 66,666 shares were sold in the quarter ended September 30, 1996 for net proceeds of $50,000. The purpose of the financing was to obtain additional working capital required to sustain the Company's operations, reduce past due debt obligations and to finance certain expenses incurred in connection with a proposed merger that was subsequently abandoned. Investors in this offering were granted certain rights for the registration of their shares under the Securities Act of 1933, including "piggy-back" rights to participate in one registration if the Company files a registration statement after September 30, 1996, and a mandatory registration right exercisable in June 1997 if the investors have not been offered piggy-back rights to participate in a registration statement prior to May 31, 1997.

On September 28, 1996 the Company issued 250,000 shares of its common stock in exchange for the surrender of 1,000,000 Class A common stock purchase warrants.

NOTE 6.     WARRANTS

The following stock purchase warrants are outstanding at September 30, 1996:

               Number of             Exercise Price               Expiration
                Warrants                Per Share                    Date
              -----------            --------------              -----------
                  112,350                  $.01                     2000
                1,000,000                  $.10                     2000
                2,010,000                  $.25                  2000 - 2001

NOTE 7.     EARNINGS PER SHARE

Net income per common share is based upon the weighted average number of common shares outstanding during the periods presented. No effect has been given to conversion of preferred stock or exercise of common stock purchase warrants since the effect would be antidilutive.

NOTE 8.     LEGAL PROCEEDINGS

On August 27, 1996, the Company entered into an agreement to acquire from First New Hampshire Bank all the assets and equipment of Softwise Services, Inc. as a result of Softwise Services' defaulting on a promissory note. The Company paid $102,000 and agreed to assume a $200,000 note payable bearing interest at 6% at the time of closing to be repaid over 11 years. The Company operated Softwise Services' assets until First New Hampshire Bank requested that the Company cease use of the equipment. In connection with this transaction, First New Hampshire Bank could not warrant to the Company that First New Hampshire Bank had legal title to the assets. As a result, the Company is of the opinion that First New Hampshire Bank has breached the

                            SEPTEMBER 30, 1996

NOTE 8.     LEGAL PROCEEDINGS (continued)

agreement, and has requested a return of the $102,000 and release from the $200,000 note payable plus expenses and damages. The Company's legal counsel is attempting to negotiate a settlement, but if a settlement cannot be reached, the Company plans to bring legal action against the bank for return of $102,000 and release from the $200,000 note payable plus expenses and damages. However, the Company's legal counsel has advised management that at this preliminary stage the outcome of any legal action is indeterminable. The Company believes that it will prevail in this matter and no accrual for possible loss has been made in the financial statements of the Company at September 30, 1996.

NOTE 9.     RELATED PARTY TRANSACTIONS

On April 24, 1996, the Company reached a settlement agreement with the Company's former president under which the former president agreed to resign his employment and to resign as a director. In connection with these resignations, the Company agreed to pay the former president: (1) past due wages of $6,400, payable one-half on or before August 1, 1996 and one-half on or before September 1, 1996; (2) $62,773 note, of which $5,000 was paid on May 1996 and the remaining balance is payable in monthly installments of $1,000 through September 2001, with $5,000 payments on July 1, September 1, and November 1, 1996; (3) 250,000 shares of the Company common stock; and (4) 5% of the proceeds realized by the Company from any future equity financing, recapitalization or sale of equipment up to a maximum payment of $200,000. The amount due in item 4 has been recorded in full as a current liability because management of the Company believes it is probable that future equity financing in excess of the minimum amount necessary to require the maximum payment will be raised. The amounts due under items 1 and 4 above are included in accrued liabilities to related parties, and the amount due under item 2 is included in notes payable to related parties.

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

      The Company has incurred net losses from operations since inception and its sales trend during the last three fiscal years has been unfavorable. Revenues for the fiscal year ended June 30, 1996 of $1,257,000 reflected a continuing sales decline compared to $1,669,000 and $2,693,000 in net sales for the fiscal years ended June 30, 1995 and 1994, respectively. As a result of declining revenues, gross profits before operating costs and expenses for the year ended June 30, 1996 was $245,000 compared to gross profits of $271,000 and $613,000 for the years ended June 30, 1995 and 1994, respectively. For the most recent full fiscal year ended June 30, 1996, the Company incurred a net loss of $847,000, notwithstanding a non-recurring $274,000 gain on restructuring troubled debt, compared to a net loss of $372,000 for the prior fiscal year ended June 30, 1995 and a net loss of $124,000 in the fiscal year ended June 30, 1994.

      At September 30, 1996, the Company had total liabilities of approximately $867,000, redeemable Series A preferred stock of $134,000 requiring mandatory redemption from future net income, an accumulated deficit from operations since inception in 1987 of $2,973,000, and a deficit in
stockholders' equity of $411,000.   The Company's liabilities were
significantly reduced during the year ended June 30, 1996 by debt settlements which resulted in $274,000 of debt forgiveness, payment of $291,000 in debt in cash and securities, and the conversion of $515,000 of Series A redeemable preferred stock into common stock.

      Increases in revenues are required for the Company to absorb existing overhead levels. In view of historical losses from operations, limited working capital and the necessity of applying certain cash flows for debt service obligations, the Company has not been able to invest significantly in sales and marketing programs, and accordingly has generally limited these activities to telemarketing and selected trade shows.

      THE REPORT OF STOCKMAN KAST RYAN AND SCRUGGS, PC ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED JUNE 30, 1996 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY OF THE COMPANY
TO CONTINUE AS A GOING CONCERN.   Management's plan to address these matters
is discussed below and in Note 1 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

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

      Another element of management's strategy to increase unit sales and reduce costs associated with software duplication and distribution is the development of a World Wide Web site as a channel of distribution. The Company's Channelsoft(TM) Web site currently in development will be devoted to distribution of clients' software via electronic download to customers desiring immediate access to software purchases. Channelsoft will also include a catalogue to order disc copy versions of software. Software distributed electronically through the Internet will reduce raw material costs otherwise required for disks and packaging, equipment and labor costs of disc duplication and expenses of transportation and warehousing. Adding the Internet as a method of advertising and channel of electronic distribution is projected to increase unit sales. The Company is currently in the process of soliciting customers for its Channelsoft service and intends to implement this program later in 1997.

      The Company is actively seeking the acquisition of additional assets or another business in a related computer services industry, although there can be no assurance that an acquisition will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.

      Management intends to monitor the progress of the Company's software media storage and duplication businesses and reserves the right to redeploy its assets if satisfactory progress is not achieved.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996 PERIOD")
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 ("1995 PERIOD"):

      REVENUES: The Company's revenues for the three months ended September 30, 1996 (the "1996 Period") were $431,632, an increase of $112,240, or approximately 35.1%, from $319,392 in revenues for the three months ended September 30, 1995 (the "1995 Period). The increase in sales was primarily attributable to an increase in customers. Revenues for the 1996 Period also increased by $99,824, or 30.1%, compared to sales of $331,808 in the immediately preceding quarter ended June 30, 1996.

      COST OF SALES:   Cost of sales for the 1996 Period were $306,791,
resulting in a gross profit of $124,841, or 28.9% of net sales, compared to a gross profit of $85,268, or 26.7% of net sales in the 1995 Period. The improvement in gross profit margins was due in part to cost reductions and in part to efficiencies resulting from added sales volume. In view of the Company's high level of fixed overhead costs relative to sales volumes, further improvement in gross margins will be substantially dependent upon revenue increases, as to which there are no assurances.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:   Selling, general and
administrative expenses during the 1996 Period were $362,642, of which $38,189 were selling and marketing expenses and $324,4533 were general and administrative costs. Total selling, general and administrative expenses increased by $263,805 as compared to selling, general and administrative expenses of $98,837 in the 1995 Period. General and administrative expenses increased by $256,681 in the 1996 Period compared to the 1995 Period primarily as a result of expenses incurred for capital raising activities and abandoned acquisitions.

      As a result of limited capital, the Company's sales and marketing in the last two years have been generally limited to telemarketing, direct contact of customers and prospects by internal sales staff and participation in selected trade shows.

      INTEREST EXPENSE:   Interest expense in the 1996 Period was $6,284,
compared to $18,689 for the 1995 Period. The reduction in interest expense is due to a reduction in outstanding indebtedness during fiscal 1996.

      OPERATING RESULTS: Net loss for the 1996 Period was $244,085 compared to a net loss of $32,258 incurred in the prior 1995 Period. As discussed above, the increase in net loss was due increases in general and
administrative expenses.   Net loss per common share was $.05 in the 1996
Period, compared to $.01 per share in the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES:

      At September 30, 1996, the Company had cash resources of $65,436, current assets of $462,847 and current liabilities of $498,620, resulting in a deficit working capital position of $35,773. Included in current liabilities is a contingent liability of $166,000 due the Company's former President under a settlement agreement that is required to be paid only from 5% of the proceeds realized from a subsequent financing by the Company.

      The Company's deficit working capital of $35,773 at September 30, 1996 declined from positive working capital of $130,001 at June 30, 1996. The 165,774 reduction in working capital during the quarter ended September 30, 1996 was primarily due to (1) $102,000 deposited for an attempted purchase of assets that has been abandoned (see Note 8 of the Notes to Financial Statements above) and (2) $548,490 in cash used by operating activities during the quarter ended September 30, 1996.

      The Company's management anticipates that the Company will incur losses from operations for the immediate future. Losses from operations are expected to continue until such time as sales increase to a level necessary to absorb fixed costs, as to which there is no assurance. Revenue increases will be dependent upon a variety of factors and the success of programs currently in process, such as the electronic distribution of software via the Internet currently in development and/or the acquisition of another business to expand the Company's products and services. The Company plans to seek additional equity and/or debt financing to sustain its operations and/or to provide for the acquisition of an additional business or assets. There can be no assurance that adequate financing will be obtained to support planned expansion of the Company's products and services.

      During the 1996 Period, capital asset additions were $31,399. The Company currently has no material obligations or commitments for additional capital expenditures and would be unable to finance material capital asset additions unless additional equity capital is obtained. During recent years, the Company has been operating with used software duplication and printing equipment. As this equipment has aged, productivity has declined, the cost of maintenance has increased and expenses to maintain product quality have increased. If sufficient capital is obtained, the Company may incur capital asset additions to increase production rates and expand capacity.

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


                     BROWN DISC PRODUCTS COMPANY, INC.
                       PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS:

The following exhibits are filed as part of this Report:

Exhibit
  No.       Description
------      ------------
  27        Financial Data Schedule at September 30, 1996.

  99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.


(b)         REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 24, 1997

                      BROWN DISC PRODUCTS COMPANY, INC.
                        (Registrant)


                      By:  /s/  Ronald H. Cole
                           -----------------------------
                           Ronald H. Cole, Chairman of the Board,
                             Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer