Form 10QSB
period 1996-12-31
BROWN DISC PRODUCTS CO INC
filed 1997-02-28
CIK 855373

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended:  DECEMBER 31, 1996.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without par
value, outstanding as of February 26, 1997:   5,729,837 shares

Transitional Small Business Disclosure Format (check one):   YES [ ]    NO [X]


==============================================================================

                     BROWN DISC PRODUCTS COMPANY, INC.
                                   INDEX

                                                                      Page
                                                                     Number
                                                                     ------
Part I   - FINANCIAL INFORMATION:

Item 1.    Unaudited Financial Statements:

           Balance Sheets at December 31, 1996 and June 30, 1996 ....   1

           Statements of Operations for the Three Months and
             Six Months ended December 31, 1996 and 1995 ............   3

           Statements of Cash Flows for the Six Months
             ended December 31, 1996 and 1995 .......................   4

           Statement of Changes in Stockholders' Equity
             for the Six Months ended December 31, 1996 .............   5

           Notes to Unaudited Financial Statements ..................   6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........  10

Part II  - OTHER INFORMATION:

           Item 5.    Other Events ..................................  13
           Item 6.    Exhibits and Reports on Form 8-K ..............  14

SIGNATURES ..........................................................  14


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

CAUTIONARY STATEMENTS

      In connection with the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Reference is made to
Exhibit 99.1 filed with the Company's Quarterly Report on Form 10-QSB for the Period ended September 30, 1996 and other information in filings with the Securities and Exchange Commission.

                      PART I.  FINANCIAL INFORMATION



                     BROWN DISC PRODUCTS COMPANY, INC.
                              BALANCE SHEETS
                                (Unaudited)



                                                December 31,        June 30,
                                                    1996              1996
                                                -----------       -----------

ASSETS:

Current Assets:
  Cash ......................................   $    36,531       $   615,229
  Accounts receivable -- net of allowance
    for doubtful accounts of $23,778 at
    at December 31, 1996 and $17,609
    at June 30, 1996 ........................       145,514           187,827

  Inventory .................................       129,305            86,411

  Other .....................................           --             19,280

                                                -----------       -----------
Total Current Assets ........................       311,349           908,747
                                                -----------       -----------

Property, Plant and Equipment:
  Property, plant & equipment, at cost ......     1,473,657         1,422,213
  Less accumulated depreciation .............    (1,344,133)       (1,327,345)
                                                -----------       -----------

Property, Plant & Equipment, net ............       129,519            94,868
                                                -----------       -----------

Other Assets ................................         9,691             6,271
                                                -----------       -----------

Total Assets ................................   $   450,559       $ 1,009,886
                                                ===========       ===========






         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                        BALANCE SHEETS (continued)
                                (Unaudited)

                                                December 31,        June 30,
                                                    1996              1996
                                                -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable ..........................   $   149,239       $   360,296
  Accrued liabilities .......................       178,886            93,539
  Accrued liabilities to related parties ....       168,633           235,400
  Current portion of notes payable
    to related parties ......................        12,000            54,409
  Current portion of notes payable ..........        35,000            35,102
                                                -----------       -----------
Total Current Liabilities ...................       543,758           778,746
                                                -----------       -----------
Long-term Debt:
  Notes payable to related parties ..........        42,773            39,798
  Note payable ..............................       298,545           313,520
                                                -----------       -----------
Total Long-term Debt ........................       341,318           353,318
                                                -----------       -----------
Total Liabilities ...........................       885,076         1,132,064
                                                -----------       -----------
Redeemable Preferred Stock:
  Series A Redeemable Preferred stock,
    no par value; 63,000 shares authorized,
    12,613 shares outstanding at December
    31, 1996 and June 30, 1996 ..............       136,306           133,698
                                                -----------       -----------
Stockholders' Deficiency:
  Preferred stock, no par value,
    49,937,000 shares authorized:
      200,000 shares designated 10% Series B
      Convertible Preferred stock,
      liquidation preference $5.00
      per share; outstanding, 6,000 shares
      at December 31, 1996 and 20,000 shares
      at June 30, 1996 ......................        26,368            96,368
  Common stock, no par value,
    50,000,000 shares authorized;
     5,729,837 shares outstanding at
     December 31, 1996 and 5,070,671 shares
     outstanding at June 30, 1996 ...........     1,957,901         1,770,889
  Warrants ..................................        27,336            61,323
  Additional paid-in capital ................       543,430           554,560
  Accumulated deficit .......................    (3,125,858)       (2,729,016)
                                                -----------       -----------
Total Stockholders' Deficiency ..............      (570,823)         (255,876)
                                                -----------       -----------
Total Liabilities and Stockholders' Equity ..   $   450,559       $ 1,009,886
                                                ===========       ===========







         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                   Six Months ended          Three Months ended
                                      December 31,               December 31,
                              ------------------------    ------------------------
                                   1996         1995           1996         1995
                              -----------  -----------    -----------  -----------

Net Sales ..................  $   783,547  $   633,395    $   351,915  $   314,003
Cost of Sales ..............      506,745      516,544        199,954      282,420
                              -----------  -----------    -----------  -----------

Gross Margin ...............      276,802      116,851        151,961       31,583
                              -----------  -----------    -----------  -----------

Operating Costs and Expenses:
  General and administrative      592,456      177,999        268,003      110,227
  Selling ..................       81,040       73,872         42,851       42,807
                              -----------  -----------    -----------  -----------
Total Operating Costs
  and Expenses .............      673,496      251,871        310,854      153,034
                              -----------  -----------    -----------  -----------
Operating Loss .............     (396,694)    (135,020)      (158,893)    (121,451)

Other Income (Expense):
  Interest expense .........       (9,404)     (17,019)        (3,120)     (10,008)
  Other ....................        9,256          --           9,256          --
                              -----------  -----------    -----------  -----------
Net Loss Before
  Extraordinary Item .......     (396,842)    (152,039)      (152,757)    (131,459)

Extraordinary Item --
  Gain on restructuring of
  troubled debt ............          --       189,889            --       189,889
                              -----------  -----------    -----------  -----------

Net Income (Loss) ..........     (396,842)      37,850       (152,757)      58,430
Increase in Carrying Value
  of Redeemable Preferred
  Stock and Preferred
  Stock Dividends ..........       (2,608)      18,596         (1,300)      18,596
                              -----------  -----------    -----------  -----------
Net Income (Loss) Attributable
  to Common Shares .........  $  (399,450) $    56,446    $  (154,057) $    77,026
                              ===========  ===========    ===========  ===========

Per Common Share:
  Net income (loss) before
    extraordinary item .....  $     (0.07) $     (0.05)   $     (0.03) $     (0.04)
  Extraordinary item .......          --          0.06            --          0.05
  Increase in carrying value
    of redeemable preferred
    stock and preferred
    stock dividends ........        (0.00)        0.01          (0.00)        0.01
                              -----------  -----------    -----------  -----------
  Net income (loss)
    attributable to
    common shares ..........  $     (0.07) $      0.02    $     (0.03) $      0.02
                              ===========  ===========    ===========  ===========
Weighted Average Common
    Shares Outstanding .....    5,557,260    3,252,060      5,729,837    3,285,559
                              ===========  ===========    ===========  ===========

           See accompanying notes to unaudited financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Six Months ended December 31,
                                                     -----------------------------
                                                          1996              1995
                                                     -----------       -----------
OPERATING ACTIVITIES:
Net (loss) income ................................   $  (396,842)      $    37,850
Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Stock issued for services ....................           --            151,968
    Asset write-downs ............................           --                --
    Depreciation .................................        16,788            22,105
    Loss on sale of equipment ....................           --                --
    Gain on restructuring of troubled debt .......           --           (189,889)
    Changes in operating assets and liabilities:
      Accounts receivable ........................        42,314           (11,282)
      Inventory ..................................       (42,894)           14,335
      Other assets ...............................        15,850            20,989
      Accounts payable ...........................      (178,339)          (89,416)
      Accrued liabilities ........................        85,347           100,734
      Accrued liabilities to related parties .....       (66,767)           62,117
                                                     -----------       -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..      (524,543)          119,511
                                                     -----------       -----------
INVESTING ACTIVITIES:
Proceeds from sale of equipment ..................           --                --
Purchases of equipment ...........................       (51,444)           (2,199)
                                                     -----------       -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..       (51,444)           (2,199)
                                                     -----------       -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...........        50,000               --
Proceeds from issuance of preferred stock ........           --                --
Proceeds from exercise of warrants ...............         1,800               --
Proceeds from borrowings .........................           --            127,773
Repayment of notes payable .......................       (54,511)         (253,952)
Repayment of capital lease obligations ...........           --                --
                                                     -----------       -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..        (2,711)         (126,179)
                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH ..................      (578,698)           (8,867)
CASH, BEGINNING OF PERIOD ........................       615,229             3,890
                                                     -----------       -----------
CASH, END OF PERIOD ..............................   $    36,531       $    (4,977)
                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest ...........................   $     9,404       $    17,091

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Redeemable preferred stock exchanged for
  common stock ...................................   $    70,000
Stock issued for services ........................           --
Warrants issued for consulting services ..........        75,000
Common stock issued to satisfy accounts payable ..        38,250



           See accompanying notes to unaudited financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                  (Unaudited)

                    Preferred Stock
                       Series B             Common Stock            Warrants       Additional
                  ------------------  ----------------------  -------------------   Paid-in   Accumulated
                   Shares     Amount    Shares       Amount     Shares    Amount    Capital     Deficit        Total
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------

BALANCES,
 JUNE 30, 1996..    20,000  $ 96,368  5,070,671  $ 1,770,889    302,350  $ 61,323  $ 544,560  $(2,729,016) $  (255,876)

Sale of
 common stock
 for cash.......       --        --      66,666       50,000        --        --         --           --        50,000

Conversion
 of Series B
 preferred
 stock to
 common stock...   (14,000)  (70,000)   140,000       70,000        --        --         --           --           --

Warrants
 exercised......       --        --     180,000       35,787   (180,000)  (33,987)       --           --         1,800

Issuance of
 common stock
 to satisfy
 accounts
 payable........       --        --      22,500       38,250        --        --         --           --        38,250

Issuance of
 common stock
 for cancellation
 of 1,000,000
 Class A
 warrants.......       --        --     250,000          --         --        --         --           --           --

Issuance of
 Class D
 warrants for
 consulting
 services ......       --        --         --           --     400,000

Increase in
 carrying value
 of redeemable
 preferred
 stock..........       --        --         --           --         --        --         --         2,608        2,608

Stock issuance
 costs..........       --        --         --        (7,025)       --        --      (1,130)         --        (8,155)


Net loss........       --        --         --           --         --        --         --      (399,450)    (399,450)

                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
BALANCES,
 DEC 31, 1996...     6,000  $ 26,368  5,729,837  $ 1,957,901    522,350  $ 27,336  $ 543,430  $(3,125,858) $  (570,823)
                  ========  ========  =========  ===========  =========  ========  =========  ===========  ===========








         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996

NOTE 1.     BASIS OF PRESENTATION; UNAUDITED INTERIM STATEMENTS

The accompanying unaudited financial statements at December 31, 1996 have been prepared by Brown Disc Products Company, Inc. (the "Company") pursuant to the rules of the Securities and Exchange Commission ("Commission"). The information set forth in the financial statements as of December 31, 1996 and for the three month and six month periods ended December 31, 1996 and 1995 are derived from financial statements which are not covered by the report of independent public accountants and may be subject to normal year-end audit adjustments. In the opinion of management, the unaudited data for these interim periods reflects all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements.

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

NOTE 2.     GOING CONCERN QUALIFICATION; MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had a net capital deficiency of $571,000 at December 31, 1996 and has sustained substantial operating losses in recent years and for the six months ended December 31, 1996. The Company's liabilities of $885,000 at December 31, 1996 exceeded its total assets of $450,000 at that date. It had a negative working capital at December 31, 1996 of $233,000 resulting from an excess of $544,000 in current liabilities compared to current assets of $311,000 at December 31, 1996.
These factors, among others, adversely affect the ability of the Company to continue as a going concern. The interim financial statements included with this Report do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the last year, management has taken steps to decrease costs, increase
margins and increase revenues.   During the first quarter of the current
fiscal year commencing July 1996, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities. The added internal capacity is expected to improve gross margins for these services.

                             DECEMBER 31, 1996

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

NOTE 3.     INVENTORIES

Inventories consist of the following at December 31, 1996 and June 30, 1996:

                                            December 31,         June 30,
                                                 1996               1996
                                            ------------       ------------
   Raw materials .........................  $     20,352       $     28,571
   Work-in-process .......................       106,649             31,140
   Finished goods ........................         2,304             26,700
                                            ------------       ------------
       Total Inventories .................  $    129,305       $     86,411
                                            ============       ============

NOTE 4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996 and June 30, 1996:

                                            December 31,         June 30,
                                                 1996               1996
                                            ------------       ------------
   Manufacturing equipment ...............  $  1,169,719       $  1,139,329
   Quality control equipment .............       126,292            126,292
   Office furniture and equipment ........       159,025            138,771
   Leasehold improvements ................        17,821             17,821
                                            ------------       ------------
                                               1,473,657          1,422,213
   Less accumulated depreciation .........    (1,344,138)        (1,327,345)
                                            ------------       ------------
   Property and equipment -- net .........  $    129,519       $     94,868
                                            ============       ============

NOTE 5.     STOCKHOLDERS' EQUITY

Class C common stock purchase warrants were exercised for the purchase of 180,000 shares of common stock at $1,800 on July 3, 1996.

The Company issued 22,500 shares of its common stock on July 19, 1996 in payment of $38,240 of accounts payable for consulting services.

                             DECEMBER 31, 1996

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

The Company issued 400,000 Class D common stock purchase warrants on December 30, 1996 in payment of financial consulting services. These warrants are exercisable at $0.25 per share until the warrants expire on December 31, 2001. An amount of $75,000 for the value of these warrants at date of issue was charged against a previously established $100,000 reserve for settlement and consulting costs.

NOTE 6.     WARRANTS

The following stock purchase warrants are outstanding at December 31, 1996:

               Number of             Exercise Price               Expiration
                Warrants                Per Share                    Date
              -----------            --------------              -----------
                  112,350                  $.01                     2000
                1,000,000                  $.10                     2000
                2,410,000                  $.25                  2000 - 2001

NOTE 7.     EARNINGS PER SHARE

Net income per common share is based upon the weighted average number of common shares outstanding during the periods presented. No effect has been given to conversion of preferred stock or exercise of common stock purchase warrants since the effect would be antidilutive.

NOTE 8.     LEGAL PROCEEDINGS

On August 27, 1996, the Company entered into an agreement to acquire from First New Hampshire Bank all the assets and equipment of Softwise Services, Inc. as a result of Softwise Services' defaulting on a promissory note. The Company paid $102,000 and agreed to assume a $200,000 note payable bearing interest at 6% at the time of closing to be repaid over 11 years. The Company

                             DECEMBER 31, 1996

NOTE 8.     LEGAL PROCEEDINGS (continued)

operated Softwise Services' assets until First New Hampshire Bank requested that the Company cease use of the equipment. In connection with this transaction, First New Hampshire Bank could not warrant to the Company that First New Hampshire Bank had legal title to the assets. As a result, the Company is of the opinion that First New Hampshire Bank has breached the agreement, and has requested a return of the $102,000, release from the agreement to assume a $200,000 note payable. The Company's legal counsel is attempting to negotiate a settlement, but if a settlement cannot be reached, the Company plans to bring legal action against the bank for return of $102,000 and a release from the agreement to assume a $200,000 note payable, plus expenses and damages. However, the Company's legal counsel has advised management that at this preliminary stage the outcome of any legal action is indeterminable. As of December 31, 1996, the Company had recorded approximately $195,000 of general and administrative expenses relating to the abandoned efforts to acquire equipment from First New Hampshire Bank, including the $102,000 cash deposit described above. The Company believes that it will prevail in this matter and no accrual for additional possible loss has been made in the financial statements of the Company at December 31, 1996.

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

As of December 31, 1996, the Company had paid $34,488 of the contingent payment due as a result of item 4 above and the balance of $165,512 has been recorded as a current liability because management believes it is probable that future equity financing will be raised. The amounts due under items 1 and 4 above are included in accrued liabilities to related parties, and the amount due under item 2 is included in notes payable to related parties.

The Company agreed to pay an affiliated company of its chief executive officer $29,000 for their efforts to restructure debt obligations. This amount is also recognized as an accrued liability to related parties at June 30, 1996 and was fully paid during the quarter ended September 30, 1996.

NOTE 10.    EXTRAORDINARY ITEMS

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

      At December 31, 1996, the Company had total liabilities of approximately $885,000, redeemable Series A preferred stock of $136,000 requiring mandatory redemption from future net income, an accumulated deficit from operations since inception in 1987 of $3,126,000, and a deficit in stockholders' equity
of $571,000.   The Company's liabilities were significantly reduced during the year ended June 30, 1996 by debt settlements which resulted in $274,000 of debt forgiveness, payment of $291,000 in debt in cash and securities, and the conversion of $515,000 of Series A redeemable preferred stock into common stock.

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

      Results of operations in the future will be influenced by a variety of factors, some of which cannot be accurately predicted at the present time. These include, among others, the ability of the Company to successfully negotiate the acquisition of another business enterprise, the Company's ability to raise additional equity capital, demand for software products of customers serviced by the Company, competitive conditions and the ability of the Company to control costs. There can be no assurance the Company will achieve revenue growth or profitability on a quarterly or annual basis.

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

      Since February 1996, certain debt restructuring agreements reduced
annual interest expenses.   During the first quarter of the current fiscal
year commencing July 1996, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities. This internal capacity is expected to improve gross margins for these services.

      Effective with a change in management in February 1996, the Company determined not to actively pursue plans for development of a World Wide Web site for customer software distribution or to further develop internal capacity for software duplication services.

      The Company's current management is pursuing business strategies to increase sales and improve results of operation by (1) continuing to reduce costs, and (2) seeking the acquisition of additional businesses in a computer-related industry. The Company is actively seeking the acquisition of additional assets or other businesses in the industry of fabricating and supplying quartz glass products for use in the manufacture of integrated
circuits by the semiconductor industry.   There can be no assurance that an
acquisition will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.

      Management intends to monitor the progress of the Company's software media storage and duplication businesses and reserves the right to redeploy its assets if satisfactory progress is not achieved.

RESULTS OF OPERATIONS:

SIX MONTHS ENDED DECEMBER 31, 1996 ("1996 PERIOD")
COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995 ("1995 PERIOD"):

      REVENUES: The Company's revenues for the six months ended December 31, 1996 (the "1996 Period") were $783,000, an increase of $150,000, or approximately 24%, from $633,000 in revenues for the six months ended December 31, 1995 (the "1995 Period). The increase in sales was primarily attributable to an increase in customers. Revenues for the three months ended December 31, 1996 were $351,000 compared to $432,000 of revenues in the immediately preceding quarter ended September 30, 1996 and $314,000 for the three months ended December 31, 1995.

      COST OF SALES:   Cost of sales for the 1996 Period were $506,000,
resulting in a gross profit of $277,000, or 35.4% of net sales, compared to a gross profit of $117,000, or 18.4% of net sales in the 1995 Period. The improvement in gross profit margins was due in part to cost reductions and in part to efficiencies resulting from added sales volume. In view of the Company's high level of fixed overhead costs relative to sales volumes, further improvement in gross margins will be substantially dependent upon revenue increases, as to which there are no assurances.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:   Selling, general and
administrative expenses during the 1996 Period were $673,000, of which $81,000 were selling and marketing expenses and $592,000 were general and administrative costs. Total selling, general and administrative expenses increased by $421,000 as compared to selling, general and administrative expenses of $252,000 in the 1995 Period. General and administrative expenses increased by $414,000 in the 1996 Period compared to the 1995 Period primarily as a result of non-recurring expenses including $92,000 for capital raising activities and $195,000 of costs incurred in connection with an abandoned effort to acquire additional equipment in New Hampshire.

      As a result of limited capital, the Company's sales and marketing in the last two years have been generally limited to telemarketing, direct contact of customers and prospects by internal sales staff and participation in selected trade shows.

      INTEREST EXPENSE:   Interest expense in the 1996 Period was $9,000,
compared to $17,000 for the 1995 Period. The reduction in interest expense is due to a reduction in outstanding indebtedness during fiscal 1996.

      OPERATING RESULTS: Net loss for the 1996 Period was $399,000 compared to a net loss before extraordinary item of $152,000 incurred in the prior 1995 Period. As discussed above, the increase in net loss from operations was due to increases in general and administrative expenses including non-recurring
expenses of approximately $287,000.   Net loss per common share was $.07 in
the 1996 Period, compared to a net loss before extraordinary items of $.05 per share in the 1995 Period. An extraordinary gain of $190,000 was recorded in the 1995 Period for gains on restructuring troubled debt.

LIQUIDITY AND CAPITAL RESOURCES:

      At December 31, 1996, the Company had cash resources of $37,000, current assets of $311,000 and current liabilities of $544,000, resulting in a deficit working capital position of $233,000. Included in current liabilities is a contingent liability of $166,000 due the Company's former President under a settlement agreement that is required to be paid only from 5% of the proceeds realized from subsequent financings by the Company, if any.

      The Company's deficit working capital of $233,000 at December 31, 1996 declined from positive working capital of $130,000 at June 30, 1996. The $363,000 reduction in working capital during the six months ended December 31, 1996 was primarily due to $397,000 in net loss from operating activities during the six months ended December 31, 1996 which included $195,000 of nonrecurring expenses related to an abandoned agreement for the acquisition of equipment.

      The Company's management anticipates that the Company will incur losses from operations for the immediate future. Losses from operations are expected to continue until such time as sales increase to a level necessary to absorb fixed costs, as to which there is no assurance. Revenue increases will be dependent upon a variety of factors such as the acquisition of another business to expand the Company's products and services. The Company plans to seek additional equity and/or debt financing to sustain its operations and/or to provide for the acquisition of an additional business or assets. There can be no assurance that adequate financing will be obtained to support planned expansion of the Company's products and services.

      During the 1996 Period, capital asset additions were $51,000. The Company currently has no material obligations or commitments for additional capital expenditures and would be unable to finance material capital asset additions unless additional equity capital is obtained. During recent years, the Company has been operating with used software duplication and printing equipment. As this equipment has aged, productivity has declined, the cost of maintenance has increased and expenses to maintain product quality have increased. If sufficient capital is obtained, the Company may incur capital asset additions to increase production rates.

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

                       PART II -- OTHER INFORMATION

ITEM 5.   OTHER EVENTS.

CHANGE IN EXECUTIVE OFFICERS

      On February 16, 1996, Ronald H. Cole was removed as an executive officer
of the Company by its Board of Directors.   Mr. David J. Lopes, a member of
the Board, was elected to serve as Chairman of the Board, President and Treasurer to replace Mr. Cole.

CHANGE IN STRATEGIC PLAN FOR EXPANSION

      The Company's Report on Form 10-KSB for the fiscal year ended June 30, 1996 and its Report on Form 10-QSB for the quarter ended September 30, 1996 indicated that management's strategic plan to increase revenues included evaluating the possibility of adding capacity to process internally CD-ROM replications, development of a World Wide Web site as a channel of distribution for customer software, and seeking the acquisition of additional assets or another business in a related computer services industry. During the first quarter of the current fiscal year, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities.

      Concurrent with the Board of Directors' decision to remove Ronald H. Cole as an executive officer on February 16, 1996, the Company's management terminated all other programs to expand the Company's service capabilities in software duplication and distribution. Under the direction of its new Chief Executive Officer, David J. Lopes, the Company's strategic plan will be to seek the acquisition of assets or other businesses in the industry of fabricating and supplying quartz glass products for use in the manufacture of
integrated circuits by the semiconductor industry.   Mr. Lopes had prior
experience in this field during his tenure as President and Chief Executive Officer of California Quartz, Inc., which owned a quartzglass products fabrication business from 1979 until that business was sold in September 1994 to Heraeus Amersil, Inc., a North American affiliate of Heraeus Quarzglas GmbH. There can be no assurance that one of more such acquisitions will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS:

The following exhibits are filed as part of this Report:

Exhibit
  No.       Description
------      ------------
  27        Financial Data Schedule at December 31, 1996.


(b)         REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1996.


                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 26, 1997

                      BROWN DISC PRODUCTS COMPANY, INC.
                        (Registrant)

                      By:  /s/ David J. Lopes
                           -----------------------------
                           David J. Lopes, President
                             Chief Executive Officer and
                             Chief Financial Officer