Form 10QSB
period 1997-03-31
BROWN DISC PRODUCTS CO INC
filed 1997-05-15
CIK 855373

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended:  MARCH 31, 1997.
                                       ---------------

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934



                       Commission File No. 33-31068


                     BROWN DISC PRODUCTS COMPANY, INC.
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


       COLORADO                                         84-1067075
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


3029 S. HARBOR BLVD., SANTA ANA, CALIFORNIA                   92704
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (714) 429-5984
                                                     --------------


Former Address:   1120-B Elkton Drive, Colorado Springs, Colorado 80907-3568
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without par
value, outstanding as of May 14, 1997:   6,129,837 shares
                         ------------    ----------------

Transitional Small Business Disclosure Format (check one):   YES [ ]    NO [X]

==============================================================================

                     BROWN DISC PRODUCTS COMPANY, INC.
                                   INDEX

                                                                      Page
                                                                     Number
                                                                     ------
Part I   - FINANCIAL INFORMATION:

Item 1.    Unaudited Financial Statements:

           Balance Sheets at March 31, 1997 and June 30, 1996 .......   1

           Statements of Operations for the Three Months and
             Nine Months ended March 31, 1997 and 1996 ..............   3

           Statements of Cash Flows for the Nine Months
             ended March 31, 1997 and 1996 ..........................   4

           Statement of Changes in Stockholders' Equity
             for the Nine Months ended March 31, 1997 ...............   5

           Notes to Unaudited Financial Statements ..................   6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........  11

Part II  - OTHER INFORMATION:

           Item 5.    Other Events ..................................  14

           Item 6.    Exhibits and Reports on Form 8-K ..............  16

SIGNATURES ..........................................................  17

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: economic, competitive and technological factors affecting the Company's operations, markets, services and prices, market acceptance of products, the ability of the Company to negotiate the acquisition of other businesses or products to expand the Company's product line, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

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

                      PART I.  FINANCIAL INFORMATION



                     BROWN DISC PRODUCTS COMPANY, INC.
                              BALANCE SHEETS
                                (Unaudited)



                                                  March 31,         June 30,
                                                    1997              1996
                                                -----------       -----------

ASSETS:

Current Assets:
  Cash ......................................   $    26,438       $   615,229
  Accounts receivable -- net of allowance
    for doubtful accounts of $41,778 at
    at March 31, 1997 and $17,609
    at June 30, 1996 ........................       169,203           187,827

  Inventory .................................        16,304            86,411

  Other .....................................        18,200            19,280

                                                -----------       -----------
Total Current Assets ........................       230,145           908,747
                                                -----------       -----------

Property, Plant and Equipment:
  Property, plant & equipment, at cost ......     1,495,169         1,422,213
  Less accumulated depreciation .............    (1,353,593)       (1,327,345)
                                                -----------       -----------

Property, Plant & Equipment, net ............       141,576            94,868
                                                -----------       -----------

Other Assets ................................         9,691             6,271
                                                -----------       -----------

Total Assets ................................   $   381,412       $ 1,009,886
                                                ===========       ===========






         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                        BALANCE SHEETS (continued)
                                (Unaudited)

                                                  March 31,         June 30,
                                                    1997              1996
                                                -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable ..........................   $   322,508       $   360,296
  Accrued liabilities .......................        77,649            93,539
  Accrued liabilities to related parties ....       168,633           235,400
  Current portion of notes payable
    to related parties ......................        12,000            54,409
  Current portion of notes payable ..........        35,000            35,102
                                                -----------       -----------
Total Current Liabilities ...................       615,790           778,746
                                                -----------       -----------
Long-term Debt:
  Notes payable to related parties ..........        39,573            39,798
  Note payable ..............................       290,620           313,520
                                                -----------       -----------
Total Long-term Debt ........................       330,193           353,318
                                                -----------       -----------
Total Liabilities ...........................       945,983         1,132,064
                                                -----------       -----------
Redeemable Preferred Stock:
  Series A Redeemable Preferred stock,
    no par value; 63,000 shares authorized,
    12,613 shares outstanding at March 31,
    1997 and June 30, 1996 ..................       136,306           133,698
                                                -----------       -----------
Stockholders' Deficiency:
  Preferred stock, no par value,
    49,937,000 shares authorized:
      200,000 shares designated 10% Series B
      Convertible Preferred stock,
      liquidation preference $5.00
      per share; outstanding, 6,000 shares
      at March 31, 1997 and 20,000 shares
      at June 30, 1996 ......................        26,368            96,368
  Common stock, no par value,
    50,000,000 shares authorized;
     5,729,837 shares outstanding at
     March 31, 1997 and 5,070,671 shares
     outstanding at June 30, 1996 ...........     1,957,901         1,770,889
  Warrants ..................................       102,336            61,323
  Additional paid-in capital ................       543,430           554,560
  Accumulated deficit .......................    (3,330,912)       (2,729,016)
                                                -----------       -----------
Total Stockholders' Deficiency ..............      (700,877)         (255,876)
                                                -----------       -----------
Total Liabilities and Stockholders' Equity ..   $   381,412       $ 1,009,886
                                                ===========       ===========





         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  Nine Months ended          Three Months ended
                                      March 31,                   March 31,
                              ------------------------    ------------------------
                                   1997         1996           1997         1996
                              -----------  -----------    -----------  -----------

Net Sales ..................  $ 1,129,107  $   924,833    $   345,560  $   291,438
Cost of Sales ..............      731,794      727,795        225,049      211,281
                              -----------  -----------    -----------  -----------
Gross Margin ...............      397,313      197,038        120,511       80,187
                              -----------  -----------    -----------  -----------
Operating Costs and Expenses:
  General and administrative      874,720      327,370        282,264      142,360
  Selling ..................      116,187      107,441         35,147       33,569
                              -----------  -----------    -----------  -----------
Total Operating Costs
  and Expenses .............      990,907      434,811        317,411      175,929
                              -----------  -----------    -----------  -----------
Operating Loss .............     (593,594)    (237,773)      (196,900)     (95,742)

Other Income (Expense):
  Interest expense .........      (10,988)     (16,096)        (1,584)      (6,088)
  Other ....................        2,686         (882)        (6,570)        (882)
                              -----------  -----------    -----------  -----------
Net Loss Before
  Extraordinary Item .......     (601,896)    (254,751)      (205,054)    (102,712)

Extraordinary Item --
  Gain on restructuring of
  troubled debt ............          --       189,889            --           --
                              -----------  -----------    -----------  -----------
Net Income (Loss) ..........     (601,896)     (64,862)      (205,054)    (102,712)

Increase in Carrying Value
  of Redeemable Preferred
  Stock and Preferred
  Stock Dividends ..........       (2,608)      17,966            --          (630)
                              -----------  -----------    -----------  -----------
Net Income (Loss) Attributable
  to Common Shares .........  $  (604,504) $   (46,896)   $  (205,054) $  (103,342)
                              ===========  ===========    ===========  ===========

Per Common Share:
  Net income (loss) before
    extraordinary item .....  $     (0.11) $     (0.09)   $     (0.04) $     (0.03)
  Extraordinary item .......          --          0.07            --           --
  Increase in carrying value
    of redeemable preferred
    stock and preferred
    stock dividends ........        (0.00)        0.00          (0.00)        0.00
                              -----------  -----------    -----------  -----------
  Net income (loss)
    attributable to
    common shares ..........  $     (0.11) $     (0.02)   $     (0.04) $     (0.03)
                              ===========  ===========    ===========  ===========
Weighted Average Common
    Shares Outstanding .....    5,614,786    2,767,459      5,729,837    3,565,873
                              ===========  ===========    ===========  ===========

           See accompanying notes to unaudited financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine Months ended March 31,
                                                     -----------------------------
                                                          1997              1996
                                                     -----------       -----------
OPERATING ACTIVITIES:
Net (loss) income ................................   $  (601,896)      $   (64,862)
Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Stock issued for services ....................        75,000           151,968
    Asset write-downs ............................           --                --
    Depreciation .................................        26,248            32,610
    Loss on sale of equipment ....................           --                --
    Gain on restructuring of troubled debt .......           --           (189,889)
    Changes in operating assets and liabilities:
      Accounts receivable ........................        18,624             8,182
      Inventory ..................................        70,107            23,457
      Other assets ...............................        (2,340)           20,989
      Accounts payable ...........................       (37,788)           42,473
      Accrued liabilities ........................       (15,890)          149,256
      Accrued liabilities to related parties, net        (34,064)              --
                                                     -----------       -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..      (501,999)          174,183
                                                     -----------       -----------
INVESTING ACTIVITIES:
Proceeds from sale of equipment ..................           --                --
Purchases of equipment ...........................       (72,956)           (3,323)
                                                     -----------       -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..       (72,956)           (3,323)
                                                     -----------       -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...........        50,000               --
Proceeds from issuance of preferred stock ........           --            218,820
Proceeds from exercise of warrants ...............         1,800               --
Proceeds from borrowings .........................           --                --
Repayment of notes payable, net ..................       (65,636)         (390,844)
Repayment of capital lease obligations ...........           --                --
                                                     -----------       -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..       (13,836)         (172,024)
                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH ..................      (588,791)           (1,164)
CASH, BEGINNING OF PERIOD ........................       615,229             3,890
                                                     -----------       -----------
CASH, END OF PERIOD ..............................   $    26,438       $    (2,726)
                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest ...........................   $    10,988       $    18,759

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Redeemable preferred stock exchanged for
  common stock ...................................   $    70,000       $   496,430
Stock issued for services ........................           --               --
Warrants issued for consulting services ..........        75,000              --
Common stock issued to satisfy accounts payable ..        38,250           151,968



           See accompanying notes to unaudited financial statements.

                       BROWN DISC PRODUCTS COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)

                    Preferred Stock
                       Series B             Common Stock            Warrants       Additional
                  ------------------  ----------------------  -------------------   Paid-in   Accumulated
                   Shares     Amount    Shares       Amount     Shares    Amount    Capital     Deficit        Total
                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------

BALANCES,
 JUNE 30, 1996..    20,000  $ 96,368  5,070,671  $ 1,770,889    302,350  $ 61,323  $ 544,560  $(2,729,016) $  (255,876)

Sale of
 common stock
 for cash.......       --        --      66,666       50,000        --        --         --           --        50,000

Conversion
 of Series B
 preferred
 stock to
 common stock...   (14,000)  (70,000)   140,000       70,000        --        --         --           --           --

Warrants
 exercised......       --        --     180,000       35,787   (180,000)  (33,987)       --           --         1,800

Issuance of
 common stock
 to satisfy
 accounts
 payable........       --        --      22,500       38,250        --        --         --           --        38,250

Issuance of
 common stock
 for cancellation
 of 1,000,000
 Class A
 warrants.......       --        --     250,000          --         --        --         --           --           --

Issuance of
 Class D
 warrants for
 consulting
 services ......       --        --         --           --     400,000    75,000        --           --        75,000

Increase in
 carrying value
 of redeemable
 preferred
 stock..........       --        --         --           --         --        --         --         2,608        2,608

Stock issuance
 costs..........       --        --         --        (7,025)       --        --      (1,130)         --        (8,155)


Net loss........       --        --         --           --         --        --         --      (604,504)    (604,504)

                  --------  --------  ---------  -----------  ---------  --------  ---------  -----------  -----------
BALANCES,
 MAR 31, 1997...     6,000  $ 26,368  5,729,837  $ 1,957,901    522,350  $102,336  $ 543,430  $(3,330,912) $  (700,877)
                  ========  ========  =========  ===========  =========  ========  =========  ===========  ===========








         See accompanying notes to unaudited financial statements.

                     BROWN DISC PRODUCTS COMPANY, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MARCH 31, 1997

NOTE 1.     BASIS OF PRESENTATION; UNAUDITED INTERIM STATEMENTS

The accompanying unaudited financial statements at March 31, 1997 been prepared by Brown Disc Products Company, Inc. (the "Company") pursuant to the rules of the Securities and Exchange Commission ("Commission"). The information set forth in the financial statements as of March 31, 1997 and for the three month and nine month periods ended March 31, 1997 and 1996 are derived from financial statements which are not covered by the report of independent public accountants and may be subject to normal year-end audit adjustments. In the opinion of management, the unaudited data for these interim periods reflects all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements.

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

NOTE 2.     GOING CONCERN QUALIFICATION; MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had a net capital deficiency of $700,877 at March 31, 1997 and has sustained substantial operating losses in recent years and for the nine months ended March 31, 1997. The Company's liabilities of $946,000 at March 31, 1997 exceeded its total assets of $381,000 at that date. It had a negative working capital at March 31, 1997 of $386,000 resulting from an excess of $616,000 in current liabilities compared to current assets of $230,000 at March 31, 1997. These factors, among others, adversely affect the ability of the Company to continue as a going concern. The interim financial statements included with this Report do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the last year, management has taken steps to decrease costs, increase
margins and increase revenues.   During the first quarter of the current
fiscal year commencing July 1996, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities. During the third quarter ended March 31, 1997, the Company closed its manufacturing operations in Colorado and relocated its corporate office and distribution operations to offices in California.

                              MARCH 31, 1997

NOTE 2.     GOING CONCERN QUALIFICATION; MANAGEMENT'S PLAN (continued)

The Company is continuing to seek and evaluate candidates for possible acquisition of another business in order to expand the Company's product lines and sources of revenues. However, there can be no assurance that an acquisition will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.


NOTE 3.     INVENTORIES

Inventories consist of the following at March 31, 1997 and June 30, 1996:

                                               March 31,         June 30,
                                                 1997               1996
                                            ------------       ------------
   Raw materials .........................  $     16,304       $     28,571
   Work-in-process .......................           --              31,140
   Finished goods ........................           --              26,700
                                            ------------       ------------
       Total Inventories .................  $     16,304       $     86,411
                                            ============       ============

During the quarter ended March 31, 1997, obsolete inventories of $58,000 were written off and charged to general and administrative expenses.


NOTE 4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 1997 and June 30, 1996:

                                               March 31,         June 30,
                                                 1997               1996
                                            ------------       ------------
   Manufacturing equipment ...............  $  1,187,031       $  1,139,329
   Quality control equipment .............       126,292            126,292
   Office furniture and equipment ........       159,025            138,771
   Leasehold improvements ................        22,821             17,821
                                            ------------       ------------
                                               1,495,169          1,422,213
   Less accumulated depreciation .........    (1,353,593)        (1,327,345)
                                            ------------       ------------
   Property and equipment -- net .........  $    141,576       $     94,868
                                            ============       ============

NOTE 5.     STOCKHOLDERS' EQUITY

Class C common stock purchase warrants were exercised for the purchase of 180,000 shares of common stock at $1,800 on July 3, 1996.

                              MARCH 31, 1997

NOTE 5.     STOCKHOLDERS' EQUITY (continued)

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

NOTE 6.     WARRANTS

The following stock purchase warrants are outstanding at March 31, 1997:

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

As discussed in Note 11 below, the Company has entered into agreements providing for the cancellation of all 1,000,000 warrants exercisable at $.10 per share and 2,000,000 of the warrants exercisable at $.25 per share included in the above table.

NOTE 7.     EARNINGS PER SHARE

Net income per common share is based upon the weighted average number of common shares outstanding during the periods presented. No effect has been given to conversion of preferred stock or exercise of common stock purchase warrants since the effect would be antidilutive.

                              MARCH 31, 1997

NOTE 8.     LEGAL PROCEEDINGS

On August 27, 1996, the Company entered into an agreement to acquire from First New Hampshire Bank all the assets and equipment of Softwise Services, Inc. as a result of Softwise Services' defaulting on a promissory note. The Company paid $102,000 and agreed to assume a $200,000 note payable bearing interest at 6% at the time of closing to be repaid over 11 years. The Company operated Softwise Services' assets until First New Hampshire Bank requested that the Company cease use of the equipment. In connection with this transaction, First New Hampshire Bank could not warrant to the Company that First New Hampshire Bank had legal title to the assets. As a result, the Company is of the opinion that First New Hampshire Bank has breached the agreement. The Company's legal counsel was unsuccessful in efforts to negotiate a settlement, and this matter has been referred to arbitration proceedings scheduled for mid-1997 in which the Company seeks the return of $102,000, a release from the agreement to assume a $200,000 note payable and recovery of expenses and damages. The Company's legal counsel has advised management that at this preliminary stage the outcome of such legal proceedings is indeterminable. As of March 31, 1997, the Company had recorded approximately $305,000 of general and administrative expenses relating to the abandoned efforts to acquire equipment from First New Hampshire Bank, including the $102,000 cash deposit described above. The Company believes that it will prevail in this matter and no accrual for additional possible loss has been made in the financial statements of the Company at March 31, 1997.

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

The Company agreed to pay an affiliated company of a former chief executive officer $29,000 for their efforts to restructure debt obligations. This amount is also recognized as an accrued liability to related parties at June 30, 1996 and was fully paid during the quarter ended September 30, 1996.

See also Note 11 below.

                              MARCH 31, 1997

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

NOTE 11.    SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK FOR SERVICES

In April 1997, the Company's Board of Directors adopted a 1997 Stock Award Plan (the "1997 Stock Plan") and elected to abandon its previously authorized 1996 Stock Compensation Plan. No shares were issued under the 1996 Stock Compensation Plan.

The 1997 Stock Plan permits the Board to issue shares of the Company's common stock to compensate officers, directors, employees and other individuals acting as consultants to the Company for services rendered to the Company. Up to 500,000 shares of common stock will be available for payment of compensation under the 1997 Stock Plan. The 1997 Stock Plan was adopted effective as of April 1, 1997 and will expire on December 31, 2000 or earlier if all shares covered by the 1997 Stock Plan have been awarded.

On April 30, 1997, the Company issued 400,000 shares of common stock to various individuals under the 1997 Stock Plan which were issued in satisfaction of approximately $66,000 of accounts payable as of March 31, 1997 and approximately $135,000 as compensation for services subsequent to March 31, 1997.

ISSUANCE OF COMMON STOCK AND CANCELLATION OF WARRANTS

On March 17, 1997, the President of the Company, David J. Lopes, agreed to surrender for cancellation 500,000 Class A common stock purchase warrants as a contribution to the capital of the Company.

On March 19, 1997, an officer and director of the Company, Daryl Silversparre, agreed to surrender for cancellation 500,000 Class A common stock purchase warrants and 1,000,000 Class B common stock purchase warrants in exchange for the issuance by the Company of 250,000 shares of the Company's common stock.

On March 19, 1997, a former officer and director of the Company, Ronald H. Cole, agreed to surrender for cancellation 1,000,000 Class A common stock purchase warrants in exchange for the issuance by the Company of 50,000 shares of the Company's common stock and the transfer to Mr. Cole of all of the Company's rights to the trademark "Channel Soft", the Internet World Wide Web URL address "channelsoft.com" and any software previously developed by the Company for use with the Channel Soft tradename. Channel Soft software was intended to provide for distribution of clients' software via electronic download to customers desiring immediate access to software purchases. The Company elected to abandon the implementation of this program and has reserved a right to receive royalties equal to 1% of any revenues that may be generated by Mr. Cole's future use, if any, of the Channel Soft rights assigned to Mr. Cole.

The Company's obligation to issue 300,000 shares of common stock and the cancellation of 3,000,000 common stock purchase warrants as a result of the above agreements has not been reflected in the Company's financial statements at March 31, 1997, and will be recorded for financial reporting purposes when the shares are issued pursuant to these agreements.

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

      The Company has incurred net losses from operations since inception and its sales trend during the last three fiscal years was unfavorable. Revenues for the fiscal year ended June 30, 1996 of $1,257,000 reflected a continuing sales decline compared to $1,669,000 and $2,693,000 in net sales for the fiscal years ended June 30, 1995 and 1994, respectively. As a result of declining revenues, gross profits before operating costs and expenses for the year ended June 30, 1996 was $245,000 compared to gross profits of $271,000 and $613,000 for the years ended June 30, 1995 and 1994, respectively. For the most recent full fiscal year ended June 30, 1996, the Company incurred a net loss of $847,000, notwithstanding a non-recurring $274,000 gain on restructuring troubled debt, compared to a net loss of $372,000 for the prior fiscal year ended June 30, 1995 and a net loss of $124,000 in the fiscal year
ended June 30, 1994.   Although revenues for the nine months ended March 31,
1997 improved by approximately $204,000 compared to the nine months ended March 31, 1996, an additional net loss of $605,000 was incurred for the nine months ended March 31, 1997.

      At March 31, 1997, the Company had total liabilities of approximately $946,000, redeemable Series A preferred stock of $136,000 requiring mandatory redemption from future net income, an accumulated deficit from operations since inception in 1987 of $3,331,000, and a deficit in stockholders' equity
of $701,000.   The Company's liabilities were significantly reduced during the year ended June 30, 1996 by debt settlements which resulted in $274,000 of debt forgiveness, payment of $291,000 in debt in cash and securities, and the conversion of $515,000 of Series A redeemable preferred stock into common stock.

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

MANAGEMENT'S PLAN

      The Company's core business involves the manufacture and sale of software media storage discs. Notwithstanding continuing growth in demand for software media storage, this is a mature industry with limited capital entry requirements in which the Company and its competitors hold no significant proprietary rights, and therefore is characterized by intense competition and narrow gross profit margins. Former management's strategic plan to expand sales focused on the magnetic media industry and complementary markets, specifically software duplication and allied printing and customization services. The Company has added revenue from this business in recent years, but such revenues were inadequate to compensate for significant sales declines in media storage devices.

      Since February 1996, certain debt restructuring agreements reduced
annual interest expenses.   During the first quarter of the current fiscal
year commencing July 1996, the Company increased the range of services internally processed by the Company's software duplication and distribution business to include tape duplication and CD-R replication capabilities. In the third quarter of the current fiscal year, new management concluded that the Company would not be able to increase revenues of its existing products to a degree necessary to absorb fixed and variable overhead expenses. Accordingly, the Company determined not to actively pursue plans for development of a World Wide Web site for customer software distribution or to
further develop internal capacity for software duplication services.   In
February 1997, the Company ceased its manufacturing operations in Colorado and relocated its corporate office and distribution operations to California to further reduce monthly overhead expenses.

      The Company's current management is pursuing business strategies to increase sales and improve results of operation by seeking the acquisition of one or more additional businesses with a view to expanding the Company's product lines and increasing revenues from such expansion. The Company is actively seeking the acquisition of additional assets or other businesses in the industry of fabricating and supplying quartz glass products for use in the
manufacture of integrated circuits by the semiconductor industry.   There can
be no assurance that an acquisition will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.

      Management intends to monitor the progress of the Company's software media storage and duplication businesses and reserves the right to redeploy its assets if satisfactory progress is not achieved.

RESULTS OF OPERATIONS:

NINE MONTHS ENDED MARCH 31, 1997 ("1997 PERIOD")
COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996 ("1996 PERIOD"):

      REVENUES: The Company's revenues for the nine months ended March 31, 1997 (the "1997 Period") were $1,129,000, an increase of $204,000, or approximately 22%, from $925,000 in revenues for the nine months ended March 31, 1996 (the "1996 Period). The increase in sales was primarily attributable to an increase in customers. Revenues for the three months ended March 31, 1997 were $346,000 compared to $291,000 for the comparable three months ended March 31, 1996 and $352,000 of revenues in the immediately preceding quarter ended December 31, 1996.

      COST OF SALES:   Cost of sales for the 1997 Period were $732,000,
resulting in a gross profit of $397,000, or 35.2% of net sales, compared to a gross profit of $197,000, or 21.3% of net sales in the 1996 Period. The improvement in gross profit margins was due in part to cost reductions and in part to efficiencies resulting from added sales volume. In view of the Company's high level of fixed overhead costs relative to sales volumes, further improvement in gross margins will be substantially dependent upon revenue increases, as to which there are no assurances.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:   Selling, general and
administrative expenses during the 1997 Period were $991,000, of which $116,000 were selling and marketing expenses and $875,000 were general and administrative costs. Total selling, general and administrative expenses increased by $556,000 as compared to selling, general and administrative expenses of $435,000 in the 1996 Period. General and administrative expenses increased by $556,000 in the 1997 Period compared to the 1996 Period primarily as a result of non-recurring expenses including a $58,000 write-off of inventories due to obsolescence and lack of sales demand, $92,000 for capital raising activities and $305,000 of costs incurred primarily in connection with an abandoned effort to acquire additional equipment in New Hampshire.

      As a result of limited capital, the Company's sales and marketing in the last two years have been generally limited to telemarketing, direct contact of customers and prospects by internal sales staff and participation in selected trade shows.

      INTEREST EXPENSE:   Interest expense in the 1997 Period was $11,000,
compared to $16,000 for the 1996 Period. The reduction in interest expense is due to a reduction in outstanding indebtedness during fiscal 1997.

      OPERATING RESULTS: Net loss for the 1997 Period was $602,000 compared to a net loss before extraordinary item of $255,000 incurred in the prior 1996 Period. As discussed above, the increase in net loss from operations was due to increases in general and administrative expenses including non-recurring
expenses of approximately $455,000.   Net loss per common share was $.11 in
the 1997 Period, compared to a net loss before extraordinary items of $.09 per
share in the 1996 Period.   An extraordinary gain of $190,000 was recorded in
the prior 1996 Period for gains on restructuring troubled debt.

LIQUIDITY AND CAPITAL RESOURCES:

      At March 31, 1997, the Company had cash resources of $26,000, current assets of $230,000 and current liabilities of $616,000, resulting in a deficit working capital position of $386,000. Included in current liabilities is a contingent liability of $166,000 due the Company's former President under a settlement agreement that is required to be paid only from 5% of the proceeds realized from subsequent financings by the Company, if any.

      The Company's deficit working capital of $386,000 at March 31, 1997 declined from positive working capital of $130,000 at June 30, 1996. The $516,000 reduction in working capital during the nine months ended March 31, 1997 was primarily due to $502,000 of cash used in operating activities during the nine months ended March 31, 1997 which included $455,000 of nonrecurring expenses described above.

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

      During the 1997 Period, capital asset additions were $73,000. The Company currently has no material obligations or commitments for additional capital expenditures and would be unable to finance material capital asset additions unless additional equity capital is obtained. During recent years, the Company has been operating with used software duplication and printing equipment. As this equipment has aged, productivity has declined, the cost of maintenance has increased and expenses to maintain product quality have increased. In part as a result of these considerations, the Company ceased its manufacturing operations in Colorado in February 1997 and relocated its corporate office and distribution operations to California to further reduce monthly overhead expenses.

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

                       PART II -- OTHER INFORMATION

ITEM 5.   OTHER EVENTS.

RELOCATION OF OFFICES

      To further reduce monthly overhead expenses, in February 1997 the Company ceased its manufacturing operations in Colorado and relocated its corporate office and distribution operations to California. The Company's principal office is has been relocated to 3029 S. Harbor Blvd., Santa Ana, California 92704 and its telephone number is (714) 429-5984.


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

      Concurrent with the Board of Directors' decision to remove Ronald H. Cole as an executive officer on February 16, 1996, the Company's management terminated all other programs to expand the Company's service capabilities in software duplication and distribution and abandoned development of a World Wide Web site as a channel of distribution for customer software. Under the direction of its new Chief Executive Officer, David J. Lopes, the Company's strategic plan will be to seek the acquisition of assets or other businesses in the industry of fabricating and supplying quartz glass products for use in
the manufacture of integrated circuits by the semiconductor industry.   Mr.
Lopes had prior experience in this field during his tenure as President and Chief Executive Officer of California Quartz, Inc., which owned a quartzglass products fabrication business from 1979 until that business was sold in September 1994 to Heraeus Amersil, Inc., a North American affiliate of Heraeus Quarzglas GmbH. There can be no assurance that one of more such acquisitions will be obtained or successfully completed. A transaction of this nature may involve the issuance of additional equity securities that might be dilutive to the interests of current stockholders and/or may result in a change in control of the Company.


ADOPTION OF 1997 STOCK AWARD PLAN AND ISSUANCE OF 400,000 SHARES

      In April 1997, the Company's Board of Directors adopted a 1997 Stock Award Plan (the "1997 Stock Plan") and elected to abandon its previously authorized 1996 Stock Compensation Plan. No shares were issued under the 1996 Stock Compensation Plan.

      The 1997 Stock Plan permits the Board to issue shares of the Company's common stock to compensate officers, directors, employees and other individuals acting as consultants to the Company for services rendered to the Company. Up to 500,000 shares of common stock will be available for payment of compensation under the 1997 Stock Plan. The 1997 Stock Plan was adopted effective as of April 1, 1997 and will expire on December 31, 2000 or earlier if all shares covered by the 1997 Stock Plan have been awarded. All of the shares covered by the 1997 Stock Plan have been registered on Form S-8 under the Securities Act of 1933.

      On April 30, 1997, the Company issued 400,000 shares of common stock to various individuals under the 1997 Stock Plan which were issued in satisfaction of approximately $66,000 of accounts payable as of March 31, 1997 and approximately $135,000 as compensation for services subsequent to March 31, 1997.


AGREEMENTS RELATING TO CANCELLATION OF 3,000,000 WARRANTS AND ISSUANCE OF 300,000 SHARES OF COMMON STOCK

On March 17, 1997, the President of the Company, David J. Lopes, agreed to surrender for cancellation 500,000 Class A common stock purchase warrants as a contribution to the capital of the Company.

On March 19, 1997, an officer and director of the Company, Daryl Silversparre, agreed to surrender for cancellation 500,000 Class A common stock purchase warrants and 1,000,000 Class B common stock purchase warrants in exchange for the issuance by the Company of 250,000 shares of the Company's common stock.

On March 19, 1997, a former officer and director of the Company, Ronald H. Cole, agreed to surrender for cancellation 1,000,000 Class A common stock purchase warrants in exchange for the issuance by the Company of 50,000 shares of the Company's common stock and the transfer to Mr. Cole of all of the Company's rights to the trademark "Channel Soft", the Internet World Wide Web URL address "channelsoft.com" and any software previously developed by the Company for use with the Channel Soft tradename. Channel Soft software was intended to provide for distribution of clients' software via electronic download to customers desiring immediate access to software purchases. The Company elected to abandon the implementation of this program and has reserved the right to receive royalties equal to 1% of revenues, if any, that may be generated by Mr. Cole's future use of the Channel Soft rights assigned to Mr. Cole.

      The exercise price for the Class A warrants surrendered for cancellation was $0.25 per share and the exercise price for the Class B warrants surrendered for cancellation was $.10 per share. Under their terms, these warrants were exercisable until September 7, 2000. The prices for the Company's Common Stock in the over-the-counter market on March 17, 1997, the date that the above agreements were first offered by the Company, ranged from $0.50 to $0.59 per share. Messrs. Silverspaare and Cole agreed to discount the value of the Class A Warrants and Class B Warrants surrendered in exchange for the Company's common stock to reflect a lack of liquidity for the warrants and their underlying shares of common stock as a result of the size of the block and restrictions as to resale under applicable securities laws.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS:

The following exhibits are filed as part of this Report or are incorporated by reference to prior filings with the Securities and Exchange Commission.

*  Indicates exihibits filed with this Report.


Exhibit
  No.       Description
------      ------------

  10.19     Registrant's 1997 Stock Award Plan, incorporated by reference to
            Exhibit 4.1 of Registrant's Registration Statement on From S-8 filed with the Securities and Exchange Commission on April 25, 1997.

* 10.21     Agreement dated March 17, 1997 for the Cancellation of 500,000
            Class A Common Stock Purchase Warrants between the Registrant and
            David J. Lopes.

* 10.22 Agreement dated March 19, 1997 for the Issuance of 250,000 shares of Common Stock in exchange for Cancellation of 500,000 Class A
            Common Stock Purchase Warrants and 1,000,000 Class B Common Stock
            Purchase Warrants between the Registrant and Daryl Silversparre.

* 10.23 Agreement dated March 19, 1997 for the Issuance of 50,000 shares of Common Stock and assignment of Channel Soft rights in exchange for Cancellation of 1,000,000 Class A Common Stock Purchase
            Warrants between the Registrant and Ronald H. Cole.

* 27        Financial Data Schedule at March 31, 1997.


(b)         REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1997

                      BROWN DISC PRODUCTS COMPANY, INC.
                        (Registrant)

                      By:  /s/  David J. Lopes
                           -----------------------------
                           David J. Lopes, President
                             Chief Executive Officer and
                             Chief Financial Officer